Form 10QSB
period 1995-06-30
WESTAMERICA CORP
filed 1995-08-11
CIK 836044

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995         Commission File No.   0-17538

                          WESTAMERICA CORPORATION
        (Exact name of Registrant as specified in its charter)

            Oklahoma                                 73-1322822
  (State or other jurisdiction of                 (I.R.S. Employer
 incorporated or organization)                     Identification No.)

                 Highway 75 North, Dewey, Oklahoma   74029
           (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:   (918) 534-1700


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     As of June 30, 1995 the Registrant had outstanding 2,936,940 shares of Common stock, par value $.01 per share, which is the Registrant's only class of common stock.

                          WESTAMERICA CORPORATION

                    QUARTERLY REPORT ON FORM 10-QSB

                  For the Quarter ended June 30, 1995


                           TABLE OF CONTENTS

                                PART I

                                                                  Page
Item 1.    Consolidated Financial Statements (Unaudited):
           Balance Sheets as of June 30, 1995 . . . . . . . . . . . 3
           Statement of operations for quarter ended
              June 30, 1995 and 1994 (Unaudited). . . . . . . . . . 4
           Statement of cash flows for three months ended
              June 30, 1995 and 1994 (Unaudited). . . . . . . . . . 5
           Notes to Consolidated Financial Statements (Unaudited) . 6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations . . . . 7

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                       WESTAMERICA CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)
                              (Unaudited)

         ASSETS                                             June 30,
                                                              1995

CURRENT ASSETS:
   Cash and cash equivalents                                 $    390
   Marketable securities, at market which approximates cost        13
   Accounts receivable:
      Trade                                                       235
      Other                                                       167
   Notes receivable - current                                      44
   Inventories                                                    158
      TOTAL CURRENT ASSETS                                      1,007

PROPERTY AND EQUIPMENT:
   Oil and gas properties, successful
     efforts method                                             3,028
   Transportation, drilling and
     other equipment                                              567
   Land and buildings                                             950
   Less accumulated depreciation,
     depletion, and amortization                               (3,358)
                                                                1,187

OTHER ASSETS:
   Goodwill, less accumulated amortization                        397
   Other assets                                                   282
                                                             $  2,873


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current portion
     of long-term debt                                       $     11
   Accounts payable                                               202
   Accrued expenses                                                76
   Prepaid drilling contract                                      561
      TOTAL CURRENT LIABILITIES                                   850

DEFERRED INCOME                                                    37
LONG-TERM DEBT                                                    370
NOTES PAYABLE TO STOCKHOLDER                                       94
STOCKHOLDERS' EQUITY:
   Non voting convertible preferred stock, redeemable and
    cumulative, par value of $.01 per share, authorized
    1,000,000 shares; outstanding 100,000 shares                    1
   Common stock, $.01 par value authorized 10,000,000
    shares; issued 2,936,490, outstanding 2,916,782 shares         29
   Additional paid-in capital                                   5,580
   Deficit                                                     (4,069)
   Treasury stock, at cost, 19,808 shares                         (19)
                                                                1,522
                                                             $  2,873

            See notes to consolidated financial statements
                         WESTAMERICA CORPORATION
                       STATEMENTS OF OPERATIONS
                        (Dollars in Thousands)
                              (Unaudited)


                                                 Three Months Ended
                                                       June 30,

                                                1995             1994


REVENUES:
   Commission income                         $     500        $    514
   Oil and gas sales                                50              50
   Oil field service income                         33              21
   Interest and other                                5              30

                                                   588             615


COSTS AND EXPENSES:
   Brokerage commissions and clearing brokers
    charges                                        342            291
   Brokerage operating expenses                    252            253
   Oil and gas operations                           82             68
   Selling, general and administrative              55             63
   Depreciation, depletion and
    amortization                                    21             45
   Interest                                         12              9

                                                   763            729


Loss from coninuing operations                   (176)          (114)

Discontinued operations:
   Loss from operations of discontinued
    business                                      -0-            (14)

NET LOSS                                     $   (176)        $ (128)

Per Share:
    Loss from continuing operations          $   (.06)        $ (.04)

   Net loss                                  $   (.06)        $ (.05)

AVERAGE SHARES OUTSTANDING                   2,936,490      2,637,828








            See notes to consolidated financial statements.
                                     Page 4

                         WESTAMERICA CORPORATION
                   THREE MONTHS ENDED JUNE 30, 1995
                        STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)

                                                1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                     $   (176)        $  (128)
   Adjustments to reconcile net loss to net
     cash in operating activities:
      Depreciation, depletion and amortization     21              45
      (Increase) Decrease in receivables          (62)            (69)
      (Increase) Decrease in inventory             50             ( 4)
      (Increase) Decrease in other assets         ( 1)            (18)
      (Decrease) increase in accounts payable
        and contract drilling advances              6             ( 8)
      Other                                       -0-             (16)
        Total adjustments                          14             (70)
   Net cash provided by (used in) operating
     activities                                  (162)           (198)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale
    of property and equipment                      73              -0-
   Purchase of property and equipment             (50)             -0-
   Collection of notes receivable                 -0-               7

   Net cash provided by investing activities       23               7


CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of borrowing                         (18)            (12)
   Proceeds from preferred stock offering         -0-              87
   Dividends paid                                 (22)            (20)
   Decrease in notes payable to stockholders      ( 5)             -0-

   Net cash provided by (used in)
       financing activities                       (45)             55


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                   (184)           (136)

CASH AND CASH EQUIVALENTS, beginning of year      574             762


CASH AND CASH EQUIVALENTS, end of period     $    390         $   626








            See noted to consolidated financial statements
                                      Page 5

                                WESTAMERICA CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THREE MONTHS ENDED JUNE 30, 1995
                                (Unaudited)


1. Basis of Presentation.

The financial statements presented herein were prepared in accordance with the instructions to Form 10-QSB. Accordingly the statements presented do not include all the information and note disclosure required by generally accepted accounting principles. The statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended March 31, 1995. The accompanying financial statements have not been audited by independent accountants but, in the opinion of management, contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the three months ended June 30, 1995 may not be indicative of the results that may be expected for the year ending March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the financial statements of WestAmerica Corporation and the notes related thereto included under
Item 1 of this report.

MD&A CAPITAL RESOURCES & LIQUIDITY

Consolidated current assets decreased $172,000 to $1,007,000 at June 30, 1995, compared with $1,179,000 at March 31, 1995. Current liabilities increased $4,000 from $846,000 at March 31, 1995 to $850,000 at June 30,
1995. The current ratio was 1.18:1 at June 30, 1995 compared to 1.39:1 at March 31, 1995. The decrease in liquidity resulted from the acquisition of property and equipment which increased the Registrant's acreage under lease from 14,789 gross acres on March 31, 1995 to 18,645 on June 30, 1995. The Registrant has sufficient liquidity to provide for foreseeable business needs, however it intends during the current fiscal year to raise capital by offering privately a new issue of preferred stock and by selling to investor IRS Code Section 29 tax credit qualified coal bed methane gas wells.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1995 were $588,000 compared to $615,000 for the three month period ended June 30, 1994. Oil and gas operations contributed $83,000 compared to $71,000 for the three months ended June 30, 1994. Commission and investment management fee income at WestAmerica Investment Group, Inc. was $500,000 down $14,000 from the $514,000 generated in the three months ended June 30, 1994. Costs and expenses for the three month period ended June 30, 1995 were $763,000 compared to $729,000 for the three months ended June 30, 1994. The $34,000 increase in cost and expenses was due entirely to increased brokerage commissions and clearing brokers charges. This increase was the result of a change in WestAmerica Investment Group, Inc.'s business mix whereby transactional business increased relative to financial planning and insurance type business. The Registrant's primary sources of revenue during the period ended June 30, 1995 were; commission and investment management fee income 85%, oil and gas operations 14%, interest and other 1%. Six new registered representatives were added to WestAmerica Investment Group, Inc.'s staff during the quarter June 30, 1995. This increased revenue producing staff members 25% during the quarter ended June 30, 1995. These staff additions will result in additional revenues in future quarters.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Resistant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ECC ENERGY CORPORATION


Date:  August 11, 1995                     By:   /s/ Edward R. Foraker
                                           Edward R. Foraker
                                           President and Director,
                                           Principle Executive Officer,
                                           Principle Financial Officer, and
                                           Principle Accounting Officer