Form 10QSB/A
period 1995-06-30
WESTAMERICA CORP
filed 1995-08-14
CIK 836044

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


                                                ECC ENERGY CORPORATION


Date:  August 14, 1995                     By:   /s/ Edward R. Foraker
                                           Edward R. Foraker
                                           President and Director,
                                           Principle Executive Officer,
                                           Principle Financial Officer, and
                                           Principle Accounting Officer