Form 10QSB
period 1995-09-30
WESTAMERICA CORP
filed 1995-11-14
CIK 836044

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995    Commission File No.   0-17538

                          WESTAMERICA CORPORATION
        (Exact name of Registrant as specified in its charter)

            Oklahoma                                 73-1322822
  (State or other jurisdiction of                 (I.R.S. Employer
 incorporated or organization)                     Identification No.)

                 Highway 75 North, Dewey, Oklahoma   74029
           (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:   (918) 534-1700


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

                           WESTAMERICA CORPORATION

                    QUARTERLY REPORT ON FORM 10-QSB

               For the Quarter ended September 30, 1995


                           TABLE OF CONTENTS

                                PART I

                                                                  Page
Item 1.    Consolidated Financial Statements (Unaudited):
           Balance Sheets as of September 30, 1995. . . . . . . . . 3
           Statement of operations for three months ended
              September 30, 1995 and 1994 (Unaudited) . . . . . . . 4
           Statement of operations for six months ended
              September 30, 1995 and 1994 (Unaudited. . . . . . . . 5
           Statement of cash flows for six months ended
              September 30, 1995 and 1994 (Unaudited) . . . . . . . 6
           Notes to Consolidated Financial Statements (Unaudited) . 7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations . . . . 8

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                       WESTAMERICA CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)
                              (Unaudited)

         ASSETS                                           September 30
                                                              1995

CURRENT ASSETS:
   Cash and cash equivalents                                 $    289
   Marketable securities, at market which approximates cost        13
   Accounts receivable:
      Trade                                                       359
      Other                                                       127
   Notes receivable - current                                      25
   Inventories                                                    190
      TOTAL CURRENT ASSETS                                      1,003

PROPERTY AND EQUIPMENT:
   Oil and gas properties, successful
     efforts method                                             3,172
   Transportation, drilling and
     other equipment                                              572
   Land and buildings                                             950
   Less accumulated depreciation,
     depletion, and amortization                               (3,375)
                                                                1,319

OTHER ASSETS:
   Goodwill, less accumulated amortization                        391
   Other assets                                                   308
                                                             $  3,021


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current portion
     of long-term debt                                       $      7
   Accounts payable                                               309
   Accrued expenses                                               151
   Prepaid drilling contract                                      462
      TOTAL CURRENT LIABILITIES                                   929

DEFERRED INCOME                                                    32
LONG-TERM DEBT                                                    373
NOTES PAYABLE TO STOCKHOLDER                                       94
STOCKHOLDERS' EQUITY:
   Non voting convertible preferred stock, redeemable and
    cumulative, par value of $.01 per share, authorized
    1,000,000 shares; outstanding 100,000 shares                    1
   Common stock, $.01 par value authorized 10,000,000
    shares; issued 2,936,490, outstanding 2,916,782 shares         29
   Additional paid-in capital                                   5,557
   Deficit                                                     (3,975)
   Treasury stock, at cost, 19,808 shares                         (19)
                                                                1,593
                                                             $  3,021

            See notes to consolidated financial statements
                       WESTAMERICA CORPORATION
                       STATEMENTS OF OPERATIONS
                        (Dollars in Thousands)
                              (Unaudited)


                                                 Three Months Ended
                                                    September 30,
                                                1995             1994


REVENUES:
   Commission income                         $     664        $   527
   Oil and gas sales                                46             50
   Oil field service income                        113             17
   Interest and other                              137             52
                                                   960            646


COSTS AND EXPENSES:
   Brokerage commissions and clearing brokers
    charges                                        424            268
   Brokerage operating expenses                    249            265
   Oil and gas operations                           78             65
   Selling, general and administrative              83             58
   Depreciation, depletion and
    amortization                                    21             37
   Interest                                         11             10

                                                   866            703


Income (Loss) from continuing operations            94            (57)

Discontinued operations:
   Loss from operations of discontinued
    business                                      -0-              (1)

NET INCOME (LOSS)                            $      94        $   (58)

Per Share:
    Income (Loss) from continuing operations $     .03        $  (.02)

   Net Income (Loss)                         $     .03        $  (.02)

AVERAGE SHARES OUTSTANDING                   2,936,490       2,936,940









            See notes to consolidated financial statements.
                        WESTAMERICA CORPORATION
                       STATEMENTS OF OPERATIONS
                        (Dollars in Thousands)
                              (Unaudited)


                                                  Six Months Ended
                                                    September 30,
                                                1995             1994


REVENUES:
   Commission income                         $   1,164        $ 1,041
   Oil and gas sales                                96            100
   Oil field service income                        146             38
   Interest and other                              142             82
                                                 1,548          1,261


COSTS AND EXPENSES:
   Brokerage commissions and clearing brokers
    charges                                        766            559
   Brokerage operating expenses                    501            518
   Oil and gas operations                          160            132
   Selling, general and administrative             137            122
   Depreciation, depletion and
    amortization                                    43             82
   Interest                                         23             19

                                                 1,630          1,432


Loss from continuing operations                    (82)          (171)

Discontinued operations:
   Loss from operations of discontinued
    business                                      -0-             (15)

NET LOSS                                     $    ( 82)       $  (186)

Per Share:
    Loss from continuing operations          $    (.03)       $  (.06)

   Net loss                                  $    (.03)       $  (.07)

AVERAGE SHARES OUTSTANDING                   2,936,490       2,936,940









            See notes to consolidated financial statements.

                       WESTAMERICA CORPORATION
                  SIX MONTHS ENDED SEPTEMBER 30, 1995
                        STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)

                                                   Six Months Ended
                                                   September 30, 1995
                                                    1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                     $   ( 82)        $  (186)
   Adjustments to reconcile net loss to net
     cash in operating activities:
      Depreciation, depletion and amortization     43              82
      Gain on sale of assets                     (121)             -0-
      (Increase) Decrease in receivables         (146)            (60)
      (Increase) Decrease in inventory             18             (11)
      (Increase) Decrease in other assets         (27)            (93)
      (Decrease) increase in accounts payable
        and contract drilling advances             89             (48)
      Other                                       ( 5)              2
        Total adjustments                        (149)           (128)
   Net cash provided by (used in) operating
     activities                                  (231)           (314)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale
    of property and equipment                     161              -0-
   Purchase of property and equipment            (165)           (209)
   Purchase of marketable securities               -0-            (15)
   Collection of notes receivable                  19              -0-

   Net cash provided by investing activities       15            (224)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of borrowing                         (19)            (15)
   Proceeds from preferred stock offering         -0-              87
   Dividends paid                                 (45)            (43)
   Decrease in notes payable to stockholders      ( 5)            ( 4)

   Net cash provided by (used in)
       financing activities                       (69)             25


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                   (285)           (513)

CASH AND CASH EQUIVALENTS, beginning of year      574             762


CASH AND CASH EQUIVALENTS, end of period     $    289         $   249







            See noted to consolidated financial statements
                          WESTAMERICA CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED SEPTEMBER 30, 1995
                                (Unaudited)


1. Basis of Presentation.

The financial statements presented herein were prepared in accordance with the instructions to Form 10-QSB. Accordingly the statements presented do not include all the information and note disclosure required by generally accepted accounting principles. The statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended March 31, 1995. The accompanying financial statements have not been audited by independent accountants but, in the opinion of management, contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the six months ended September 30, 1995 may not be indicative of the results that may be expected for the year ending March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the financial statements of WestAmerica Corporation and the notes related thereto included under
Item 1 of this report.

MD&A CAPITAL RESOURCES & LIQUIDITY

Consolidated current assets decreased $4,000 to $1,003,000 at September 30, 1995, compared with $1,007,000 at June 30, 1995. Current liabilities increased from $850,000 at June 30, 1995 to $929,000 at September 30, 1995. The current ratio was 1.08:1 at September 30, 1995 compared to 1.18:1 at June 30, 1995. The decrease in liquidity resulted primarily from an increase in account payable of $107,000 and an increase in accrued expenses of $75,000 during the period ending September 30, 1995. The Registrant has sufficient liquidity to provide for foreseeable business needs, however it is currently raising additional capital by offering privately a new issue of preferred stock and by selling working interest in producing and non producing coal bed methane gas wells.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1995 were $960,000 compared to $646,000 for the three month period ended September 30, 1994. Commission income increased $137,000 due to an increased number of investment representatives being employed by the company's subsidiary, WestAmerica Investment Group, Inc. Oil and gas operations contributed $306,000 compared to $119,000 for the three months ended September 30, 1994. The $187,000 increase in revenue from oil and gas operations was primarily due to recognizing the partial completion of a $760,000 drilling contract entered into with Oklahoma Resources General Partnership on December 31, 1994. Additionally revenues were generated by the sale of working interests in completed coal bed methane gas wells. Cost and expenses were $876,000 for the three month period ended September 30, 1995 compared to $703,000 for the three month period ended September 30, 1994. Brokerage commissions and clearing broker charges increased $156,000 from $268,000 in the period ended September 30, 1994 to $424,000 in the period ended September 30, 1995. This increase was due primarily to the increase in commission income for the period ended September 30, 1995 which caused broker commissions to increase as well as to a change in business mix whereby transactional business increased relative to financial planning and insurance type business. The increase in transaction business caused clearing brokers charges to increase disproportionately to the increase in commission income. The registrant's primary sources of revenue during the period September 30, 1995 were; commission and investment management fee income 68%, oil and gas operations 31% and other income 1%. Income from continuing operations increased from a loss of $57,000 for the three months ended September 30, 1994 to income of $94,000 for the three months ended September 30, 1995. This change to profitability was primarily the result of selling working interests in coal bed methane gas wells and partially completing the drilling contract mentioned above.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Resistant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ECC ENERGY CORPORATION


Date:  November 14, 1995                By:   /s/ Edward R. Foraker
                                           Edward R. Foraker
                                           President and Director,
                                           Principle Executive Officer,
                                           Principle Financial Officer, and
                                           Principle Accounting Officer