Form 10QSB
period 1995-12-30
WESTAMERICA CORP
filed 1996-02-13
CIK 836044

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1995     Commission File No.   0-17538

                          WESTAMERICA CORPORATION
        (Exact name of Registrant as specified in its charter)

            Oklahoma                                 73-1322822
  (State or other jurisdiction of                 (I.R.S. Employer
 incorporated or organization)                     Identification No.)

                 Highway 75 North, Dewey, Oklahoma   74029
           (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:   (918) 534-1700


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     As of December 31, 1995 the Registrant had outstanding 2,936,490 shares of Common stock, par value $.01 per share, which is the Registrant's only class of common stock.

                        WESTAMERICA CORPORATION

                    QUARTERLY REPORT ON FORM 10-QSB

                For the Quarter ended December 31, 1995


                           TABLE OF CONTENTS

                                PART I

                                                                  Page
Item 1.    Consolidated Financial Statements (Unaudited):
           Balance Sheets as of December 31, 1995 . . . . . . . . . 3
           Statement of operations for three months ended
              December 31, 1995 and 1994 (Unaudited). . . . . . . . 4
           Statement of operations for nine months ended
              December 31, 1995 and 1994 (Unaudited). . . . . . . . 5
           Statement of cash flows for nine months ended
              December 31, 1995 and 1994 (Unaudited). . . . . . . . 6
           Notes to Consolidated Financial Statements (Unaudited) . 7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations . . . . 8

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                        WESTAMERICA CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)
                              (Unaudited)

         ASSETS                                           December  31
                                                              1995

CURRENT ASSETS:
   Cash and cash equivalents                                 $  1,220
   Marketable securities, at market which approximates cost        13
   Accounts receivable:
      Trade                                                       419
      Other                                                       129
   Notes receivable - current                                      13
   Inventories                                                     62
      TOTAL CURRENT ASSETS                                      1,856

PROPERTY AND EQUIPMENT:
   Oil and gas properties, successful
     efforts method                                             3,479
   Transportation, drilling and
     other equipment                                              594
   Land and buildings                                             950
   Less accumulated depreciation,
     depletion, and amortization                               (3,391)
                                                                1,632

OTHER ASSETS:
   Goodwill, less accumulated amortization                        387
   Other assets                                                   346
                                                             $  4,221


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current portion
     of long-term debt                                       $      4
   Accounts payable                                               581
   Accrued expenses                                               125
   Prepaid drilling/completion contract                           557
      TOTAL CURRENT LIABILITIES                                 1,267

DEFERRED INCOME                                                    88
LONG-TERM DEBT                                                    391
NOTES PAYABLE TO STOCKHOLDER                                       94
STOCKHOLDERS' EQUITY:
   Preferred stock authorized 1,000,000 shares, $.0l par
    value; non voting convertable preferred stock, redeem-
    able and cumulative, outstanding 100,000 shares.  Non-
    voting cumulative non-convertable series B preferred
    stock, outstanding 82,500 shares.                               2
   Common stock, $.01 par value authorized 10,000,000
    shares; issued 2,936,490, outstanding 2,916,782 shares         29
   Additional paid-in capital                                   6,220
   Deficit                                                     (3,851)
   Treasury stock, at cost, 19,808 shares                         (19)
                                                                2,379
                                                             $  4,221

            See notes to consolidated financial statements

                        WESTAMERICA CORPORATION
                       STATEMENTS OF OPERATIONS
                        (Dollars in Thousands)
                              (Unaudited)


                                                 Three Months Ended
                                                    December 31,
                                                1995             1994


REVENUES:
   Commission income                         $     834        $   512
   Oil and gas sales                                40             54
   Oil field service income                        472             19
   Interest and other                              107             22
                                                 1,453            607


COSTS AND EXPENSES:
   Brokerage commissions and clearing brokers
    charges                                        513            276
   Brokerage operating expenses                    279            251
   Oil and gas operations                          406             71
   Selling, general and administrative              93             54
   Depreciation, depletion and
    amortization                                    19             23
   Interest                                         19             11

                                                 1,329            686


NET INCOME (LOSS)                            $     124        $   (79)

Per Share:

   Net Income (Loss)                         $     .04        $  (.02)

AVERAGE SHARES OUTSTANDING                   2,936,490       2,936,940









            See notes to consolidated financial statements.

                        WESTAMERICA CORPORATION
                       STATEMENTS OF OPERATIONS
                        (Dollars in Thousands)
                              (Unaudited)


                                                 Nine Months Ended
                                                    December 31,
                                                1995             1994


REVENUES:
   Commission income                         $   1,998        $ 1,553
   Oil and gas sales                               136            154
   Oil field service income                        618             57
   Interest and other                              249            104
                                                 3,001          1,868


COSTS AND EXPENSES:
   Brokerage commissions and clearing brokers
    charges                                      1,279            835
   Brokerage operating expenses                    780            769
   Oil and gas operations                          566            204
   Selling, general and administrative             230            175
   Depreciation, depletion and
    amortization                                    62            105
   Interest                                         42             30

                                                 2,959          2,118



NET INCOME (LOSS)                            $      42        $  (250)

Per Share:

   Net Income (Loss)                         $     .01        $  (.08)

AVERAGE SHARES OUTSTANDING                   2,936,490       2,936,940









            See notes to consolidated financial statements.

                        WESTAMERICA CORPORATION
                  NINE MONTHS ENDED DECEMBER 30, 1995
                        STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)

                                                  Nine Months Ended
                                                       December 31
                                                    1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $     42         $  (250)
   Adjustments to reconcile net loss to net
     cash in operating activities:
      Depreciation, depletion and amortization     76             105
      Gain on sale of assets                     (226)             -0-
      (Increase) Decrease in receivables         (208)           (130)
      (Increase) Decrease in inventory            146              (7)
      (Increase) Decrease in other assets         (65)           (100)
      (Decrease) increase in accounts payable
        and contract drilling advances            430             717
      Other                                        51             (15)
        Total adjustments                         204             570
   Net cash provided by (used in) operating
     activities                                   246             320


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale
    of property and equipment                     266              -0-
   Purchase of property and equipment            (507)           (264)
   Purchase of marketable securities               -0-            (15)
   Collection of notes receivable                  31              -0-

   Net cash provided by investing activities     (210)           (279)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) borrowing                   (4)             70
   Proceeds from preferred stock offering         691              87
   Dividends paid                                 (72)            (65)
   Decrease in notes payable to stockholders      ( 5)            ( 4)

   Net cash provided by (used in)
       financing activities                       610              88


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                    646             129

CASH AND CASH EQUIVALENTS, beginning of year      574             762


CASH AND CASH EQUIVALENTS, end of period     $  1,220         $   891







            See noted to consolidated financial statements

                          WESTAMERICA CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED DECEMBER 31, 1995
                                (Unaudited)


1. Basis of Presentation.

The financial statements presented herein were prepared in accordance with the instructions to Form 10-QSB. Accordingly the statements presented do not include all the information and note disclosure required by generally accepted accounting principles. The statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended March 31, 1995. The accompanying financial statements have not been audited by independent accountants but, in the opinion of management, contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the nine months ended December 31, 1995 may not be indicative of the results that may be expected for the year ending March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the financial statements of WestAmerica Corporation and the notes related thereto included under
Item 1 of this report.

MD&A CAPITAL RESOURCES & LIQUIDITY

Consolidated current assets increased $853,000 to $1,856,000 at December 31, 1995, compared with $1,003,000 at September 30, 1995. Current liabilities increased from $929,000 at September 30, 1995 to $1,267,000 at December 31, 1995. The current ratio was 1.46:1 at December 31, 1995 compared to 1.08:1 at September 30, 1995. The increase in liquidity resulted primarily from cash received from an offering of non convertible Series B Preferred Stock and from well recompletion contracts entered into during the three months ended December 31, 1995. Net proceeds from the preferred offering during the three months ended December 31, 1995 totaled $691,000. The Registrant has sufficient liquidity to provide for foreseeable business needs.

RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 1995 were $1,453,000 compared to $607,000 for the three month period ended December 31, 1995. Commission income increased $322,000 due to an increased number of investment representatives being employed by the company's subsidiary, WestAmerica Investment Group, Inc. and a generally favorable market environment for securities. Oil and gas activities contributed $512,000 compared to $73,000 for the three months ended December 31, 1994. The $439,000 increase in revenue from oil and gas activities was primarily due to recognizing the completion of a $760,000 drilling contract entered into with Oklahoma Resources General Partnership on December 31, 1994. Costs and expenses were $1,329,000 for the three month period ended December 31, 1995 compared to $686,000 for the three month period ended December 31, 1994. Brokerage commissions and clearing broker charges increased $237,000 from $276,000 in the period ended December 31, 1994 to $513,000 in the period ended December 31, 1995. This increase was due primarily to the increase in commission income for the period ended September 30, 1995 which caused broker commissions to increase as well as to a change in business mix whereby transactional business increased relative to financial planning and insurance type business. The increase in transaction business caused clearing brokers charges to increase disproportionately to the increase in commission income. Costs associated with oil and gas activities increased $335,000 from $71,000 in the period ended December 31, 1994, to $406,000 in the period ended December 31, 1995 primarily as a result of costs associated with completing drilling and completion contracts. The Registrant's primary sources of revenue during the period December 31, 1995 were; commission and investment management fee income 57%, oil and gas operations 35% and other income 7%. Net income from operations increased from a loss of $79,000 for the three months ended December 31, 1994 to income of $124,000 for the three months ended December 31, 1995. This change to profitability was primarily the result of completing drilling and recompletion contracts and the Registrants financial services subsidiary earning $48,000 during the three month period ended December 31, 1995 compared to posting a loss of $11,000 during the three month period ended December 31, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Resistant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ECC ENERGY CORPORATION


Date:  February 14, 1996                By:   /s/ Edward R. Foraker
                                           Edward R. Foraker
                                           President and Director,
                                           Principle Executive Officer,
                                           Principle Financial Officer, and
                                           Principle Accounting Officer