Form 10KSB
period 1996-03-31
WESTAMERICA CORP
filed 1996-07-02
CIK 836044

FORM 10-KSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)
  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE            SECURITIES EXCHANGE ACT OF
           1934 (FEE REQUIRED)
         For the fiscal year ended            March 31, 1996
                                   OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
           REQUIRED)
  For the transition period from              to
  Commission file number                  0-17538

                        WESTAMERICA CORPORATION

  (Exact name of the registrant as specified in its charter)

  Oklahoma                              73-1323822
  State or other jurisdiction of     (I.R.S. Employer
  incorporation or organization       Identification
  No.)

  P.O. Box 40; Highway 75 North   Dewey, Oklahoma  74029
  (Address of principal executive offices)       (Zip Code)

  Issuer's telephone number  918-534-1700

  Securities registered pursuant to Section 12(b) of the Act:

  Title of each Class             Name of each exchange on which
                                  registered

  None                                    Not Applicable




  Securities registered pursuant to section 12(g) of the Act:


                           (Title of class)


                           (Title of class)

  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X     No

  Check if there is no disclosure of delinquent filers in response to Item 405 and Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

  State the issuer's revenues for its most recent fiscal year
$4,872,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the NASDAQ average bid and asked price of such stock, as of June 28, 1996, was $2,267,436.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date 3,005,361 .

                   DOCUMENTS INCORPORATED BY REFERENCE

  If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

The Proxy Statement for Registrant's 1996 Annual Meeting of
Stockholders is incorporated by reference insofar as it relates to
Part III, Item 9, 10, 11, and 12.

ITEM I.            BUSINESS

(a)  Business Development

The Registrant was incorporated May 4, 1988 to consolidate the oil and gas businesses, assets and operations of its predecessor corporation with those of 11 limited partnerships.

Effective June 28, 1993 and September 10, 1993, the Registrant purchased 121,409 and 242,119 shares respectively , of WestAmerica Investment Group, Inc. bringing it's total ownership to 485,045 shares, which represents 96.2% of the Class A voting common stock and 96% of all outstanding common stock of WestAmerica Investment Group, Inc. The Registrant issued 200,000 and 398,763 shares of it's common stock on June 28, 1993 and September 10, 1993, respectively to effect the purchase. On June 21, 1994 the Registrant acquired 4% of the outstanding common stock of WestAmerica Investment Group, Inc. bringing ownership in WestAmerica Investment Group, Inc. to 100%. The financial statements of WestAmerica Investment Company, Inc. have been consolidated in the accompanying financial statements. WestAmerica conducts, through a wholly owned subsidiary, WestAmerica Investment Company, Inc. (WIC) a registered broker-dealer and investment advisor business which is headquartered in Scottsdale, Arizona.

Effective March 10, 1994, the Registrant concluded a series of agreements to sell certain assets of it's wholly owned subsidiary, Impulse Gifts and Accessories, Inc. In consideration of the consignment and sale the Registrant was paid $108,000 and will receive each quarter a royalty equalling 3.5% of the sale revenue derived from the sale of Impulse products for 5 years.

Effective April 18, 1994, the name of the Registrant (formerly ECC Energy Corporation) was changed to WestAmerica Corporation (NASDAQ symbol - WACC).

On December 30, 1994, the Company closed Oklahoma Resources General Partnership (the Partnership) in which Additional General Partners contributed $407,500 to the Partnership's capital and loaned the Partnership $407,500 repayable in quarterly installments, plus interest at 10.25% over three years. A wholly owned subsidiary of the Company is the Managing General Partner, and the Partnership notes have been guaranteed by the Company. The proceeds from the Partnership offering will be used primarily to fund a turnkey drilling contract with the Company for the drilling of the wells. The Managing General Partner is responsible for the leasehold and tangible equipment on the wells drilled by the Partnership, and contributed three producing gas wells to the Partnership. Partnership revenue and expenses are allocated 50% to the Managing General Partner and 50% to the Additional General Partners.

During the last half of calendar 1994, the Company acquired the entire oil and gas leasehold interest in 7,448 contiguous acres in Washington, Nowata and Rogers counties in Northeastern Oklahoma. The Company currently holds in excess of 25,000 acres of oil and gas leases in the area, which include 119 wellbores with the potential for successful completion in coalbed formations. Production from those wellbores will qualify for tax credits under Section 29 of the Internal Revenue Code.

On May 24, 1996, the Company issued 5,680,514 common shares (approximately 65% of the outstanding common shares) in exchange for 606,061 common shares of Casmyn Corp. ("Casmyn"). The shares issued are restricted from trading and are subject to a repurchase agreement whereby the Company may, until May 24, 1997, repurchase the common shares it issued by returning the Casmyn shares. The Company and Casmyn have also executed a proxy agreement whereby the Company's president may vote the shares owned by Casmyn.

The Company's investment in Casmyn, representing approximately 7% of Casmyn's outstanding common stock, is valued at approximately $6,970,000, representing $1.23 per share of the Company's common stock. This value reflects a discount from the recent average trading price of the company's common stock due to the restricted nature of the shares issued in this transaction.

(b) Business of Issuer

The Registrant is engaged in the oil and gas exploration and production business primarily in the states of Oklahoma and Texas. The Registrant also engages in the securities and investment banking businesses through it's ownership of WestAmerica Investment Group, Inc. and it's subsidiary WIC, a registered broker dealer.

CUSTOMERS AND MARKETS

Oil and Gas

The market for oil and gas production is dependent upon numerous factors, including the availability of other domestic production, crude oil imports, the marketing of competitive fuels, the proximity of pipelines, general market conditions and fluctuation in supply and demand for such production. The sale of reserves found and produced will be affected by fluctuating market conditions. The oil production of the Registrant is sold generally at or near the respective wells where produced under short-term contracts at prevailing market prices. The gas production of the Registrant is sold under short term contracts on varying terms, subject to the demand for gas. Historically, sales of natural gas have been made primarily to pipelines marketing gas in the south central and southwest United States to residential, commercial and light industrial purchasers.

The Registrant does not believe the loss of any current oil and gas purchasers would have a materially adverse effect on its anticipated operations.

Broker-dealer and Investment Advisory Services

A major portion of WIC's revenues is derived from customer commissions on brokerage transactions. WIC attracts new customers and introduces new products and services primarily through direct response marketing methods. WestAmerica advertises in financially-oriented newspapers and occasionally in general circulation publications, and broadcast media.

Each WIC customer has a brokerage account through which he or she may purchase and sell any of the securities available through WIC, paying for each purchase, and delivering securities sold, generally within three business days after an order is executed. WIC clears its transactions through Correspondent Services Corporation (CSC), a wholly owned subsidiary of PaineWebber.

A customer buying securities in a cash-only brokerage account is required to make payment by settlement date, usually three business days after the trade is executed. When selling securities, a customer is required to deliver the securities, and is entitled to receive the proceeds, on the settlement date. If approved for margin transactions, a customer may borrow a portion of the price of securities purchased through WIC or sell borrowed securities ("short"). In an account authorized for margin trading, WIC's correspondent firm may lend its customer a portion of the purchase price or market value of certain securities up to the limit imposed by the Federal Reserve Board, which for most equity securities is currently 50%. Such loans are collateralized by the securities in the customer's account. In permitting a customer to purchase on margin, WIC takes the risk of a customer's failure to repay the resulting obligation due to a decline in the value of its collateral below the amount of the customer's indebtedness. Under the applicable rules and regulations, in the event of a decline in the market value of the securities in a margin account subsequent to purchase, WIC must require the customer to deposit additional securities or cash in order that the amount owed by the customer is never greater than 75% of the value of the securities in the account. Under the terms of its Margin Account Agreement, WIC may unilaterally liquidate a customer's securities in the event margin collateral is insufficient.

COMPETITION

Oil and Gas

The oil and gas industry is highly competitive in all phases. The competitors of the Registrant in the exploration, development and production of oil and gas include major oil companies in addition to numerous independent oil and gas companies, individual proprietors, and publicly traded limited partnerships. Many of these competitors possess and employ financial and personnel resources exceeding those which are available to the Registrant.

Broker-Dealer and Investment Advisory Services

WIC encounters competition from other full-commission and discount brokerage firms, as well as from financial institutions and other organizations. Some of these competitors are larger, more diversified, and have greater resources than WIC. In many instances, WIC is competing with such organizations for the same customers and market share. The Company believes that WIC's main competitive factors are quality of service, convenience, price of services, and financial products offered.

GOVERNMENT REGULATION

General. The Registrant's operations are affected from time to time in varying degrees by political developments, laws and regulations. The Registrant is subject to general laws, rules and regulations that govern all employers in the United States and in the states in which it operates.

Oil and Gas The Registrant's oil and gas production operations are affected by changes in tax and other laws relating to the petroleum industry and by constantly changing administrative regulations. Rates of production of oil and gas have, for many years, been subject to conservation laws and regulations, and the petroleum industry has been subject to tax laws dealing specifically with it. In addition, oil and gas operations are subject to extensive regulation and to the interruption thereof by government authorities because of ecological and other considerations. All of the jurisdictions in which the Company operates have statutes and administrative regulations governing the drilling and production of oil and gas.

Broker-Dealer and Investment Advisory Services The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers has been delegated to self-regulatory organizations, principally the National Association of Security Dealers (NASD) and the National Securities Exchanges. Securities firms also are subject to regulation by state securities commissions in the states in which they do business.

The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker/dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, issuance of cease and desist orders, or suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulations and discipline of broker/dealers is the protection of the customers and the securities markets, rather than protection of creditors and stockholders of broker/dealers. As a registered broker/dealer, WIC is required by federal law to belong to the Securities Investor Protection Corporation ("SIPC") which, in the event of the liquidation of a broker/dealer, provides protection for customer accounts held by the firm of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. SIPC is funded through assessments on registered broker/dealers, which may not exceed 1% of a broker/dealer's gross revenues. Customer accounts at WIC are further insured for at least $4,500,000 per customer through insurance provided by Aetna Casualty and Surety Company and Asset Guarantee Reinsurance Company.

Margin lending by WIC is subject to the margin rules of the Board of Governors of the Federal Reserve System. Under such rules, WIC is limited in the amount it may lend in connection with certain purchases of securities and is also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, WestAmeica may impose more restrictive margin requirements than required by such rules.

As a registered broker/dealer, WIC is subject to the Uniform Net Capital Rule promulgated by the SEC (Rule 15c3-1) (the "Net Capital Rule"). The Net Capital Rule specifies minimum net capital requirements for such broker/dealers and is designed to measure financial integrity and liquidity. Failure to maintain the required net capital may subject a firm to suspension or expulsion, certain punitive actions by the SEC, and other regulatory bodies, and ultimately may require its liquidation any of which actions would have an adverse effect upon the Company.

Net Capital is defined as net worth (assets, minus liabilities), plus qualifying subordinated borrowing and minus certain mandatory deductions of assets that are excluded or reduced by virtue of being not readily convertible into cash and reductions of values of certain other assets in order to record them conservatively. Among these reductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

Compliance with applicable net capital rules could limit WestAmerica's operations and WIC's ability to pay dividends to the Company, which in turn could limit the Company's ability to pay dividends, repay debt, and redeem or purchase shares of its outstanding stock.

As of March 31, 1996, WIC was required to maintain minimum net capital under the Net Capital Rule of $100,000 and had total regulatory net capital of $256,857.

Contracts. The only parts of the Registrant's business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the elections of the government are the oil and gas leases granted by the United States of America, various states, and other governmental authorities, such as the Bureau of Indian Affairs, from which the Registrant's Osage County, Oklahoma leases have been obtained.

Environmental Controls. Governmental agencies of all states and the United States maintain a close watch on the ecological impact of oil and gas exploration and development activities and from time to time require companies to take exceptional measures to prevent the possibility of ecological disturbances. Such measures may substantially increase the cost of exploring for, developing and producing oil and gas and may prevent or delay the commencement or continuance of a given operation. The existence of such controls has not materially affected the Registrant's operations and the cost of such compliance has not been significant to date.

Employees

The Registrant employs 54 persons, 10 of which are employed in the Registrant's oil and gas operations, including one supervisor, three accounting personnel, one chief executive officer and five field personnel. The Registrant also employs, on an as-needed basis, three consultants: one certified public accountant, one geologist, one geophysicists/geologist and one petroleum engineer.

Of the Registrant's 54 employees, WIC employs 44 persons, including one chief executive officer, one controller, eight administrative personnel and 34 investment consultants.



ITEM 2.            PROPERTIES

The Registrant maintains offices in Dewey, Oklahoma which consist of 6,000 square feet of office space, 5,000 square feet of shop and equipment repair space and 3,000 square feet of warehouse space, all of which are located on 9.5 acres of land which includes equipment and supply storage space.

WIC has three offices which are located at 4141 N. Scottsdale Road, Suite 100, Scottsdale, Arizona 85251 and 17220 Boswell Boulevard, Suite 125, Sun City, Arizona 85373, and 440 North Alvernon, Suite 104, Tucson, Arizona 85711. WIC leases approximately 12,543 square feet under a lease that expires on September 1, 1998 at the Scottsdale office. The current rental is $191,000 per year, subject to obligations to pay certain expenses. In Sun City, WIC leases approximately 896 square feet under a lease that expires on August 31, 1996 at a monthly rental of $896, plus certain expenses. The Tucson office is rented by a WIC employee who is solely responsible for the leasehold expenses.

Quantities of proved Reserves. The Registrant's net quantities of proved developed and undeveloped oil and gas reserves all of which are located in the United States are listed below. Reserves were estimated by Charles L. Simons, Independent Petroleum Engineer (see also disclosures under Oil and Gas Reserves Information included in accompanying notes to financial Statements).

                Proved developed reserves of oil (bbls.)

March 31, 1996                                          62,000
March 31, 1995                                          93,000
March 31, 1994                                          96,000

          Proved developed and undeveloped reserves of gas (MCF)

March 31, 1996                                       6,551,000
March 31, 1995                                       1,594,000
March 31, 1994                                         274,000

Present Value of Proved Reserves. The present value of the foregoing quantities of oil and gas reserves as estimated by Charles L. Simons at constant year-end prices discounted at 10%, net of applicable income taxes, were as follows:

March 31, 1996                                   $   4,232,000
March 31, 1995                                   $     928,000
March 31, 1994                                   $     452,000

Production. The Registrant's net oil and gas production for the time periods specified below was from properties located within the United States.

                              OIL  (BBLS)            GAS  (MCF)

Year Ended March 31, 1996          7,000                75,000
Year Ended March 31, 1995          8,000                73,000
Year Ended March 31, 1994         12,000                55,000

Average sales price and production cost. The Registrant's average sales price per barrel of oil and MCF of gas and average production cost per barrel(1) during the years specified were as follows:

                                                        AVERAGE
                                                       PRODUCTION
                              AVERAGE SALES PRICE       COST PER
                             OIL (BBLS)  GAS (MCF      BARREL  (1)

Year Ended March 31, 1996    $  16.96      $ 1.01     $  12.70
Year Ended March 31, 1995       17.02        1.66        10.23
Year Ended March 31, 1994       15.27        1.62         6.39
(1) Gas converted to oil on a BTU basis of 6,000 cubic feet per barrel.

Productive wells and acreage. As of March 31, 1996, the Registrant held interests in 99 gross productive wells (85 net productive wells) including 10 gross productive oil wells (10 net oil wells), 89 gross productive gas wells (75 net gas wells). The productive wells are located on 16,637 gross productive acres (13,518 net productive acres).

Major oil and gas properties. The following table provides information regarding the Registrant's major oil and gas properties:

STATE
 AND                                                     PERCENT OF
FIELD                      PRODUCING WELLS               WESTAMERICA
NAME                  GROSS WELLS      NET WELLS          RESERVES

Oklahoma
  Osage                    6             6.00                2.00%
  Smokerise               21            21.00                3.00%
  Oglesby                 65            52.50               89.00%

Texas
  Rice Institute           5             5.00                3.00%

All Other Fields           2              .51                3.00%


Drilling activities. The Registrant engages in exploration and development drilling both for itself and in association with third parties. Actual drilling operations are not conducted by the Registrant and are usually conducted by third party drilling contractors. The Registrant may act as operator of the projects.

The following table provides information regarding the Registrant's drilling activity:

                        Drilling Results

                         WELLS
                       DRILLED    NET EXPLORATORY     NET DEVELOPMENT
                          OR
                     RECOMPLETED

                    GROSS    NET    PRODUCTIVE   DRY   PRODUCTIVE   DRY

Year Ended 3-31-96   47.00 35.00        -0-      -0-      34        -1-
Year Ended 3-31-95   14.00  7.00        -0-      -0-       7        -0-
Year Ended 3-31-94    5.00  5.00        -0-      -0-       4        -1-


ITEM 3.   LEGAL PROCEEDINGS

As of March 31, 1996, no legal actions of potential import to the Registrant were pending.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded on the over-the-counter market on the NASDAQ System under the symbol "WACC". At March 31, 1996 the Registrant had approximately 775 shareholders of record of its common stock. No dividends have been declared on the Registrant's common stock and there are no plans to pay dividends in the foreseeable future.

The high and low bid price for each quarter in the two fiscal years ended March 31, 1996 reported by NASDAQ was as follows:

  Quarter Ended                  High Bid                        Low Bid

  March 31, 1996                   1 5/8                          1 1/2
  December 31, 1995                1 5/8                          1
  September 30, 1995               1 1/2                          1 1/8
  June 30, 1995                    1 5/8                          1 1/2
  March 31, 1995                   1 1/2                          1 1/4
  December 31, 1994                2 3/8                          1 1/2
  September 30, 1994               3                              2 1/4
  June 30, 1994                    2 1/2                          1 1/8

The foregoing quotations reflect inter-dealer prices without retail markup/markdown or commissions and may not represent actual transactions.

The Registrant's Series A Preferred Stock, Series B Preferred Stock and Conditional Common Stock Purchase Warrants are not traded on any exchange.

ITEM 6.(B)   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

Liquidity and Capital Resources. A comparison of the Registrant's balance sheet at March 31, 1996 with its balance sheet at March 31, 1995 shows that current assets increased from $1,179,000 to $1,944,000. Cash and cash equivalents increased from $574,000 to $1,025,000, current liabilities increased from $846,000 on March 31, 1995 to $1,544,000 on March 31, 1996. The current ratio was 1.26:1 on March 31, 1996 compared with 1.39:1 on March 31, 1995. The decrease in liquidity resulted from the acquisition of property and equipment and an increase in accounts payable, primarily prepaid drilling contracts which will be completed during the fiscal year ending March 31, 1997. The property acquisitions increased the Registrant's acreage under lease from 14,789 gross acres on March 31, 1995 to 23,802 gross acres on March 31, 1996.

During 1996, the Company issued 97.7 Stock Units and 93.7 Partnership Units in a private placement. Each stock unit consists of 1,000 shares of $.90 cumulative non-convertible Series B Preferred Stock and 1,000 Series A Conditional Common Stock Purchase Warrants. Each Partnership Unit is comprised of a general partner interest in WestAmerica Production Partnership. Proceeds of the Stock Units were $824,882, net of commissions and offering expenses. Proceeds of the Partnership Units were $87,141, net of expenses.

The Series B Preferred Shares have a liquidation preference of $9 per share and are redeemable at the option of the Company, commencing December 1, 1996, in whole or in part, initially at a redemption price of $10 per share and thereafter at prices declining to $9 per share, on or after December 1, 2006.

The Common Stock Purchase Warrants entitle the holder, conditioned upon compliance with applicable securities laws at the time of exercise, to purchase common shares for $3 per share, subject to adjustment in certain circumstances, through December 31, 1998.

The Series A convertible preferred share have a liquidation preference of $10 per share and are convertible at any time, unless previously redeemed, into common share of the Company at the rate of 5.6 common shares for each convertible preferred share. The Series A preferred shares are redeemable at the option of the Company, at any time, in whole or in part, initially at a redemption price of $11 per share and thereafter at prices declining to $10 per share, on or after January 1, 2004.

Dividends on the shares of Series A and Series B preferred stock cumulative and payable quarterly at an annual rate of $.90 per share.

Cash flows from operating activities improved to $503,000 in 1996 compared to cash used in operating activities of $13,000 in 1995. The improvement is largely due to the Section 29 income tax credit program in which the Company sells "coal seam gas" reserves to investors for cash and retains a portion of the proceeds from gas produced from the property.

Results of operations Year ended March 31, 1996 compared to Year Ended March 31, 1995. Total revenues increased from $2,746,000 for the year ended March 31, 1995 to $4,872,000 for the year ended March 31, 1996, primarily as a result of $1,185,000 increase in commission income from WestAmerica Investment Company (WIC) as well as a $1,002,000 increase in drilling, recompletion and service income at WestAmerica Corporation. The increase in commission income was attributable to an increase in the number of Registered Representatives employed by WIC as well improved average gross income per Registered Representative for the year ended March 31, 1996. The increase in revenue in WestAmerica Corporation's oil and gas segment was primarily attributable to the completion of a drilling contract entered into on December 29, 1994 and increased sales of gas well recompletion and servicing contracts. For the year ended March 31, 1996 WIC reported revenue of $3,358,000 and an operating loss of $45,000. Revenue from the oil and gas business segment totaled $1,514,000 for the year ended March 31, 1996, an increase of $976,000 from revenue of $538,000 reported for the year ended March 31, 1995. Operating income for the oil and gas segment was $381,000 for the year ended March 31, 1996, versus a loss of $284,000 for the year ended March 31, 1995. Proved reserves of natural gas totaled 6.5 billion cubic feet at March 31, 1996 versus 1.6 billion cubic feet at ended March 31, 1995. Reserves of crude oil were 62,000 barrels at March 31, 1996, versus 93,000 barrels at March 31, 1995. The increase in gas reserves was the result of property acquisitions made during both fiscal years and the increase in drilling and recompletion activity during the year ended March 31, 1996. A total of 47 wells were drilled or recompleted during the year ended March 31, 1996. This increased level of acquisition and development activity was financed by a partnership offering concluded on December 29, 1994 and two preferred stock offerings, one during the fiscal year ended March, 1994 and a second during the fiscal year ended March, 1996. The partnership transaction in December 1994, raised total capital of $815,000. The series A Convertible Preferred Stock offering during fiscal 1994, raised total net capital after offering costs of $910,000, while the series B Preferred Stock Warrant and Partnership offering concluded during fiscal 1996, raised $912,000 net of commissions and offering expenses. The Registrant plans to continue the development of its expanded leasehold position in Washington, Nowata and Rogers counties in Oklahoma by drilling new wells to the productive coal seams underlying those leases and by recompleting abandoned wells which have penetrated various coal seams.

Selling, general and administrative expenses increased from $255,000 for the year ended March 31, 1995 to $338,000 for the year ended March 31, 1996, primarily as a result of a higher level of business activity.

ITEM 7.   FINANCIAL STATEMENTS

         See financial statements which follow pages F-1 through F-16


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          NONE


PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Registrant's proxy statement for its 1996 annual meeting of stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference from the Registrant's proxy statement for its 1996 annual meeting of stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated by reference from the Registrant's proxy statement for its 1996 annual meeting of stockholders.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Registrant's proxy statement for its 1996 annual meeting of stockholders.

ITEM 13.   Exhibits.

     No exhibits are required to be filed as part of this report.

     (b).  Reports on Form 8-K

              1. Form 8-K filed October 19, 1993 reported on the acquisition of shares of WestAmerica Investment
                  Group, Inc.

             2. Form 8-K filed on March 25, 1994 reporting on the sale of certain assets of it's wholly owned
                  subsidiary, Impulse Gifts   and Accessories, Inc.


             3. Form 8-K filed on June 7, 1996 reporting acquisition of restricted common stock of Casmyn Corporation.

                           SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WESTAMERICA CORPORATION
                                            BOARD OF DIRECTORS




  July 1, 1996                                 /s/ E.R. Foraker
        Dated                                  E.R. Foraker, President



                                             /s/ William F.Groszkruger
                                               William F. Groszkruger




                                               /s/ Thomas P. Delnoce
                                               Thomas P. Delnoce




                                               /s/ Michael C. Pryor
                                               Michael C. Pryor




                                               /s/ Robert M. Coleman
                                               Robert M. Coleman

ITEM 7.  FINANCIAL STATEMENTS
                    INDEPENDENT AUDITORS' REPORT

Board of Directors
WestAmerica Corporation

We have audited the accompanying consolidated balance sheet of WestAmerica Corporation as of March 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of WestAmerica Investment Company, a subsidiary owned 100% by WestAmerica Corporation. WestAmerica Investment Company's statements reflect total assets and revenues constituting 15% and 69%, respectively, of the related consolidated totals for the year ended March 31, 1996. WestAmerica Investment Company's statements were audited by another auditor whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for WestAmerica Investment Company, is based solely on the reports of the other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of another auditor, the financial statements referred to above present fairly, in all material respects, the financial position of WestAmerica
Corporation as of March 31, 1996 and the results of its operations and its cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, effective April 1, 1995, WestAmerica Corporation changed its method of accounting for the consolidation of WestAmerica Investment Company.

TULLIUS TAYLOR SARTAIN & SARTAIN

/s/ Tullius Taylor Sartain & Sartain

Tulsa, Oklahoma
June 18, 1996

                          George Brenner
                   CERTIFIED PUBLIC ACCOUNTANT
               9300 WILSHIRE BOULEVARD, SUITE 550
                 BEVERLY HILLS, CALIFORNIA 90212

                 REPORT OF INDEPENDENT ACCOUNTANT

Board of Directors
WestAmerica Investment Company
Scottsdale, Arizona


I have audited the accompanying statement of financial condition of WestAmerica Investment Company (DBA WestAmerica Investment Group) as of December 31, 1994 and related statements of income (loss), cash flows, and changes in shareholder's equity for the year ended December 31, 1994. These financial statements are being filed pursuant to Rule 17a-5 of the Securities Exchange Act of 1934 and include the supplemental schedule of the net capital computation required by rule 15c3-1.

These financial statements are the responsibility of WestAmerica
Investment Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion

In my opinion, such financial statements present fairly, in all material respects, the financial condition of WestAmerica Investment Company as of December 31, 1994 and the results of it's operations cash flows and changes in stockholder's equity for the year ended December 31, 1994 in conformity with generally accepted accounting principles.
                                     /s/ George Brenner
                                    George Brenner, C.P.A.

February 3, 1995
Beverly Hills, California

                           George Brenner
                    CERTIFIED PUBLIC ACCOUNTANT
                 9300 WILSHIRE BOULEVARD, SUITE 550
                  BEVERLY HILLS, CALIFORNIA  90212
                                                  TELEPHONE (310)276-8845
                                                  FAX       (310)276-5933

                  REPORT OF INDEPENDENT ACCOUNTANT

Board of Directors
WestAmerica Investment Company
Scottsdale, Arizona

I have audited the accompanying statement of financial condition of WestAmerica Investment company (DBA WestAmerica Investment Group) as of March 31, 1996 and related statements of income, cash flows, and changes in shareholder's equity for the fifteen months ended March 31, 1996. These financial statements are being filed pursuant to Rule 17 a-5 of the Securities Exchange Act of 1934 and include the supplemental schedule of the net capital computation required by rule 15c3-1.

These financial statements are the responsibility of WestAmerica
Investment Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, such financial statements referred to above present fairly, in all material respects, the financial condition of WestAmerica Investment Company as of March 31, 1996 and the supplemental schedule of net capital computation at March 31, 1996 and the results of its operations, cash flows, and changes in stockholder's equity for the fifteen months then ended in conformity with the generally accepted accounting principles.

                                          /s/ George Brenner
                                         George Brenner, C.P.A.
Beverly Hills, California
May 3, 1996

                      WESTAMERICA CORPORATION

                     CONSOLIDATED BALANCE SHEET
                       (Dollars in Thousands)


Assets                                                  March 31, 1996
Current assets:
  Cash and cash equivalents                                $   1,025
  Marketable securities                                           70
  Accounts receivable:
     Trade                                                       368
     Related party                                               151
     Other                                                        11
  Notes receivable                                                89
  Inventories                                                    230
Total current assets                                           1,944

Property and equipment:
  Oil and gas properties, successful efforts method            3,831
  Transportation, drilling and other equipment                   599
  Land and buildings                                             950
  Less accumulated depreciation, depletion and
     amortization                                             (3,449)

                                                               1,931

Goodwill                                                         387

Other assets                                                     250

Total assets                                              $    4,512






















          See notes to consolidated financial statements.

                      WESTAMERICA CORPORATION

                    CONSOLIDATED BALANCE SHEET
                      (Dollars in Thousands)

                                                        March 31, 1996
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable - banks                                      $   398
  Notes payable - stockholders                                    45
  Accounts payable                                               424
  Accrued expenses                                               270
  Prepaid drilling
    and well recompletion contracts                              407

Total current liabilities                                    $ 1,544

Deferred income                                                   29
Notes payable - banks                                             88
Notes payable - stockholders                                     146

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized:
       Series A convertible preferred stock
          redeemable and cumulative, 100,000 shares
          outstanding, $1,000,000 liquidation
          preference                                               1
      Series B preferred stock redeemable
         and cumulative, 97,700 shares
         outstanding, $879,300 liquidation
         preference                                                1
  Common stock, $.01 par value, 10,000,000
    shares authorized; issued
       3,007,291, outstanding
        3,005,361                                                 30
  Additional paid-in capital                                   6,326
  Deficit                                                     (3,651)
  Treasury stock, at cost -
    1,930 shares                                                  (2)

Total stockholders' equity                                     2,705

Total liabilities and
  stockholders' equity                                       $ 4,512








          See notes to consolidated financial statements

                     WESTAMERICA CORPORATION

             CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in Thousands)

                                                 Year ended March 31,
                                                 1996            1995

Revenues:
  Commission income                           $  3,358       $  2,173
  Oil and gas sales                                192            204
  Drilling, recompletion
    and service income                           1,258            256
  Interest and other                                64            113

                                                 4,872          2,746

Costs and expenses:
  Broker commissions and clearing
    broker charges                               1,950          1,050
  Brokerage operating expenses                   1,316          1,162
  Oil and gas operations                           639            381
  Expired and surrendered leases                    65              -
  Selling, general and administrative              338            255
  Depreciation, depletion and amortization         160            153
  Interest                                          52             51
  Other                                             16             12

                                                 4,536          3,064
Income (loss) from continuing operations before
  cumulative effect of an accounting change        336           (318)
Discontinued operations - loss on disposal of
  business                                           -           (101)

Income (loss) before cumulative effect of an
  accounting change                                336           (419)
Cumulative effect of an accounting change          (94)             -

Net income (loss)                            $     242      $    (419)


Earnings (loss) per common share:
  Income (loss) from continuing operations
    before cumulative effect of an
    accounting change                             $:07          $(:11)
  Income (loss) before cumulative effect of
    an accounting change                          $:07          $(:14)

  Net income (loss)                               $:04          $(:14)

Weighted average shares outstanding            2,967,523      2,936,490

           See noted to consolidated financial statements.

                     WEST AMERICA CORPORATION

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (Dollars in Thousands)

                                              Additional Retained
                             Preferred  Common  Paid-in  Earnings  Treasury
                              Stock      Stock  Capital  (Deficit)   Stock  Total
Balance, March 31, 1994         $ 1     $ 29    $5,604    $(3,474)   $(44)  $2,116

Issuance of preferred stock       -        -        87          -       -       87

Issuance of treasury stock        -        -        (1)         -      26       25

Repurchase of common stock        -        -         -          -      (1)      (1)

Preferred stock dividend          -        -       (88)         -       -      (88)

Net loss for the year             -        -         -       (419)      -     (419)

Balance, March 31, 1995           1       29     5,602     (3,893)    (19)   1,720

Issuance of preferred stock       1        -       808          -       -      809

Issuance of common stock          -        1        50          -       -       51

Cancellation of treasury stock    -        -       (17)         -      17        -

Preferred stock dividends         -        -      (117)         -       -     (117)

Net income                        -        -         -        242       -      242

Balance, March 31, 1996         $ 2     $ 30    $6,326    $(3,651)   $ (2)  $2,705












               See notes to consolidated financial statements

                     WESTAMERICA CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)

                                                    Year ended March 31,
                                                     1996          1995

Cash Flows from Operating Activities
Net income (loss)                                $   242        $  (419)
Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities
    Depreciation, depletion and
       amortization                                  160            153
    (Gain) loss on sales of assets                    59            (23)
     Increase in receivables                        (235)          (212)
     Decrease (increase) in other assets               9            (71)
     Increase in accounts payable,
       drilling and well completion advances
       and accrued expenses                          268            546
     Other                                             -             13

Net cash provided by (used in)
   operating activities                              503            (13)

Cash Flows from Investing Activities
Purchases of marketable securities                   (68)          (604)
Proceeds from sales of marketable
  securities                                          13            760
Expenditures for property and
   equipment                                        (946)          (369)
Proceeds from sales of property
   and equipment                                     119             45

Net cash used in investing
  activities                                        (882)          (168)

Cash Flows from Financing Activities
Repayment of bank borrowing                          (21)            (2)
Proceeds from bank borrowing                         108              -
Decrease in notes payable to stockholder               -             (4)
Proceeds from preferred stock offering               860             87
Dividends paid                                      (117)           (88)

Net cash used in financing activities                830             (7)
Net increase (decrease) in cash and
  cash equivalents                                   451           (188)
Cash and cash equivalents, beginning
  of year                                            574            762
Cash and cash equivalents, end of year          $  1,025        $   574


        See notes to consolidated financial statements.

                      WESTAMERICA CORPORATION

            NOTES TO Consolidated FINANCIAL STATEMENTS

           TWO YEARS IN THE PERIOD ENDED MARCH 31, 1996


Note 1 - Summary of Significant Accounting Policies

     Basis of presentation and accounting change

The consolidated financial statements include the accounts of WestAmerica Corporation (the "Company"), its wholly owned subsidiaries and its general partner interests in oil and gas producing partnerships.

The Company owns 100% of WestAmerica Investment Group, Inc., which owns 100% of the outstanding stock of WestAmerica Investment Company ("WIC"), an investment brokerage business headquartered in Scottsdale, Arizona. The consolidated financial statements for the year ended March 31, 1995 includes WIC's results of operations and cash flows for its year ended December 31, 1994. Effective April 1, 1995, the Company changed the year end of WIC to March 31, the Company's year end. WIC's net loss for the three months ended March 31, 1995 of $94,279 is included in the statement of operations for the year ended March 31, 1996 as the cumulative effect of an accounting change. If the accounting change had been applied effective April 1, 1994, the consolidated net loss for the fiscal year ended March 31, 1995 would have been $492,000.

All significant intercompany transactions and balances have been eliminated.

     Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

     Inventories

Inventories consist of oil field supplies and are carried at the lower of average cost or market.

    Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas producing activities. Under this method, proved property acquisition costs, costs of productive exploratory wells and all developments costs (including lease acquisition, tangible and intangible costs) are capitalized. The costs of drilling exploratory wells are initially capitalized as wells in progress and are expensed if the wells are determined to be nonproductive. Upon the sale of property, the cost of the property and accumulated depreciation, depletion and amortization are removed from the accounts and any gain or loss is recognized. Depreciation, depletion and amortization of oil and gas properties is computed on a property-by-property basis using the unit-of-production method based upon estimated proved oil and gas reserve quantities determined by a petroleum engineer. Valuation allowances are provided if the net capitalized costs of oil and gas properties exceed their estimated realizable values based on the undiscounted future net revenues.

     Land, buildings and equipment

Land, buildings and equipment are stated at cost. Depreciation of buildings and non-oil and gas producing equipment is determined using the straight-line and accelerated methods over their estimated useful lives.

     Intangible assets

Intangible assets, consisting primarily of goodwill, are amortized using the straight-line method over 30 years.

     Revenue recognition for drilling and recompletion contracts

Revenues from fixed-price drilling contracts are recognized on the percentage of completion method commencing when progress reaches a point where experience is sufficient to reasonably estimate final results. Percentage-of-completion is measured by the percentage of costs incurred to date to estimated total costs for each contract.
The Company sells gas producing properties subject to the obligation to recomplete the wells located thereon. Revenue is recognized when the wells have been successfully recompleted and are ready to produce.

     Commission income

Commission income is reported on a settlement date basis.

     Income taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for differences between the basis of assets and liabilities for financial statement and income tax purposes. These differences result primarily from capitalization of intangible drilling costs only for financial statement purposes, and differences between depreciation, depletion and amortization recorded in the financial statements and in the tax return. The Company will recognize the benefits of net operating loss and investment tax credit carryforwards in the year the tax benefits are realized unless realization is determined to be probable in an earlier year.

     Statement of cash flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Amounts paid for interest were $52,000 and $51,000 for the years ended March 31, 1996 and 1995, respectively.

During 1996, the Company exchanged a vehicle with a stockholder for a reduction, equal to the cost of the vehicle, in the Company's note payable to the stockholder. In addition, oil and gas property additions of $96,700 were financed through a note payable to the stockholder.

     Earnings (loss) per common share

Net income (loss) per common share is computed based on the weighted average number of common and common equivalent shares outstanding. The effects of warrants and convertible preferred stock would be antidilutive and therefore are not considered in the computations.

     Accounting standards recently issued by the Financial Accounting
                             Standards Board

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," is effective for the Company's fiscal year ending March 31, 1997. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has not determined the effect of SFAS No. 121 had it been adopted at March 31, 1996.

Note 2 - Notes Payable

Notes payable consist of the following (dollars in thousands):

Floating rate (10.5% at March 31, 1996) bank note
  payable in monthly installments of $3,785 including
  interest, due March, 1997, collateralized by the
  Company's real estate and 341,466 shares of the
  Company's common stock owned by the Company's
  president                                                     $376
Bank note payable in installments of $2,129,
  including interest at 10% due April 1, 2000,
  collateralized by equipment                                     83
Other                                                             27

                                                                 486
Less amount due in one year                                      398

Notes payable - noncurrent                                      $ 88

Notes payable -stockholder consist of the following (dollars in thousands):

Note due January 2, 1998 requiring monthly
  payment of $4,465 including interest at
  9%, collateralized by equipment                               $ 97
Note bearing interest at 10% without stated
  repayment terms, classified as noncurrent                       94

                                                                 191
Less amount due in one year                                       45

Notes payable to stockholder - noncurrent                       $146

Annual maturities are (in thousands): 1997 - $443; 1998 - $179; 1999 - $25; 2000 - $30.

Note 3 - Income Taxes

At March 31, 1996, tax net operating loss carryforwards of approximately $3,000,000 expiring in 2002 through 2011, percentage, depletion carryforwards of approximately $670,000 and approximately $83,000 of investment tax credit carryforward are available to reduce income taxes in future years. Approximately $755,000 of the net operating loss carryforward is subject to separate return limitation rules.

For financial reporting purposes, net operating losses not utilized to reverse previously provided deferred taxes are approximately
$4,025,000. The percentage depletion and investment tax credit carryforwards available for income tax purposes will also reduce the financial tax provision when they are realized.

Any deferred tax asset resulting from these tax carryforwards would be eliminated by a valuation allowance since realization does not meet the "more probable than not" criteria of Statement of Accounting
Financial Standards No. 109.

Note 4 -  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Uninsured, interest bearing cash deposits with a brokerage firm are $626,332. Approximately $243,000 of accounts receivable result from WIC customers' securities transactions. WIC closely monitors the credit worthiness of its customers. For the year ended March 31, 1996, WIC's bad debt expenses were less than 2% of brokerage operating expenses.

Note 5 - Stockholders' Equity

During 1996, the Company issued 97.7 stock Units and 93.7 Partnership Units in a private placement. Each stock unit consists of 1,000 share of $.90 cumulative non-convertible Series B Preferred Stock and 1,000 Series A Conditional Common Stock Purchase Warrants. Each Partnership Unit is comprised of a general partner interest in WestAmerica Production Partnership. Proceeds of the Stock Units were $824,882, net of commissions and offering expenses. Proceeds of the Partnership Units were $87,141, net of expenses.

The Series B preferred shares have a liquidation preference of $9 per share and are redeemable at the option of the Company, commencing December 1, 1996, in whole or in part, initially at a redemption price of $10 per share and thereafter at prices declining to $9 per share, on or after December 1, 2006.

The Common Stock Purchase Warrants entitle the holder, conditioned upon compliance with applicable securities laws at the time of exercise, to purchase common shares for $3 per share, subject to adjustment in certain circumstances, through December 31, 1998.

The Series A convertible preferred shares have a liquidation preference of $10 per share and are convertible at any time, unless previously redeemed, into common shares of the Company at the rate of
5.6 common shares for each convertible preferred share. The Series A preferred shares are redeemable at the option of the Company, at any time, in whole or in part, initially at a redemption price of $11 per share and thereafter at prices declining to $10 per share, on or after January 1, 2004.

Dividends on the shares of Series A and Series B preferred stock are cumulative and payable quarterly at an annual rate of $.90 per share.

Note 6 - Net Capital Requirement

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, WIC is required to maintain a minimum net capital as defined under such provisions, in the amount of $100,000 at March 31, 1996. WIC was in compliance with such requirements at March 31, 1996.


Note 7 - Oil and Gas Partnerships

During 1995, Oklahoma Resources General Partnership (the Partnership) was formed with Oklahoma Resources Corporation (ORC), a wholly owned subsidiary of WestAmerica, as the Managing General Partner. Under the Partnership agreement, the Managing General Partner bears the cost of all leasehold and equipment while the Additional General Partners bear the intangible development costs. ORC contributed leasehold and equipment costing approximately $180,000 to the Partnership in exchange for its 50% Partnership interest. Additional General Partners contributed $407,500 for their 50% Partnership interests and loaned the Partnership $407,500. The notes bear interest at 10.25% per annum, are repayable in quarterly installments over three years, and are guaranteed by the Managing General Partner. ORC will be reimbursed for the administrative costs and overhead expenses directly related to management and operations of the Partnership, up to 3% of the total gross revenue of the Partnership.

The Partnership has entered into a drilling contract with WestAmerica to drill 26 wells for the Partnership for $769,000. In 1996 and 1995, WestAmerica recorded drilling contract revenue of $509,000 and $192,000 and drilling costs of $298,000 and $118,000, respectively, exclusive of indirect costs.

During 1996, most of the partnership's gas wells were shut-in awaiting pipeline connection, and the Partnership had insufficient cash flow to make the additional General Partner loan payments. The Company advanced the Partnership approximately $121,000, included in accounts receivable - related parties, to meet the additional General Partner loan obligations. The advances are recoupable from future Partnership cash flow.

The objective of the WestAmerica Production Partnership (see Note 5) is to invest in producing natural gas properties, production from which qualifies for federal income tax credits for the production of coal seam gas pursuant to Section 29.

Note 8 - Section 29 Income Tax Credit Program

During 1996, the Company began a program of leasing properties upon which existing non-producing wells are located, the gas production from which is "coal seam gas" qualifying for tax credits under Section 29 of the Internal Revenue Code. The Company sells the working interests in these properties for cash and the right to retain a portion of the proceeds from the gas produced from the property. The Company is obligated to recomplete the wells into the coal seam.
After recompletion and testing to determine the production capability of the well, the Company records the revenue on the property sale, net of well recompletion costs. In 1996, the Company recorded $754,000 of revenue from the sales of Section 29 tax credit properties. In addition, the current liability for prepaid drilling and well completion contracts includes $242,000 of proceeds from such sales for which the recompletion obligations had not been met as of March 31, 1996.

Note 9 - Discontinued Operations

In December, 1993, the Company assigned all trademarks, trade names, copyrights and inventories of Impulse Gifts and Accessories, Inc., a wholly-owned subsidiary, (Impulse), to an unrelated party. In fiscal 1995, the carrying value of Impulse's remaining net assets was further reduced by $101,000 to estimated realizable value.

Note 10 - Commitments

At March 31, 1996 the Company was committed for office leases requiring minimum annual rentals as follows:

Years ending March 31,

       1997                                                 $199,000
       1998                                                  192,000
       1999                                                   80,000

                                                            $471,000

Note 11 - Business Segment Information

The Company operates primarily in the oil and gas producing and investment brokerages businesses in the United States. The oil and gas producing segment information below includes drilling, recompletion and service income and expenses, related general and administrative expenses, and identifiable assets not included in Note 12 - Oil and Gas Information. Revenue, operating income, identifiable assets, capital expenditures, and depreciation and amortization pertaining to the Company's two business segments are presented below (dollars in thousands):

                                              Year ended March 31,
                                               1996          1995

Revenue:
  Investment brokerage segment                $  3,358      $  2,208
  Oil and gas producing segment                  1,514           538
                                              $  4,872      $  2,746
Operating income (loss):
  Investment brokerage segment                $    (45)     $    (34)
  Oil and gas producing segment                    381          (284)

                                              $    336      $   (318)

Capital expenditures:
  Investment brokerage segment                $     11      $     17
  Oil and gas producing segment                    935           352

                                              $    946      $    369

Depreciation and amortization:
  Investment brokerage segment                $     14      $     14
  Oil and gas producing segment                    146           139

                                              $    160      $    153
Identifiable assets:
  Investment brokerage segment                $  1,039
  Oil and gas producing segment                  3,473

                                              $  4,512

Note 12 - Oil and Gas Information

Capitalized costs relating to oil and gas producing activities are as follows (dollars in thousands):

                                                       March 31,
                                                  1996           1995


Proved oil and gas properties                    $3,821         $3,146
Less accumulated depreciation,
  depletion and amortization                      2,189          2,276


Net capitalized costs                            $1,632         $  870


Costs incurred in oil and gas producing activities are as follows
(dollars in thousands):
                                                 Year ended March 31,
                                                 1996           1995


Exploration and development
  costs                                          $  935        $  188
Property acquisition costs                       $    -        $  150

Results of operations for oil and gas producing activities are as follows (dollars in thousands):

                                                  Year ended March 31,
                                                 1996           1995


Oil and gas sales                               $  192         $  204

Lease Operating costs                             (212)          (127)

Production taxes                                    (9)           (13)

Depreciation, depletion, and
  amortization                                     (80)           (73)


Results of operations
  for oil and gas
  producing activities
  (excluding overhead and
  financing costs)                              $ (109)        $   (9)

Note 13 - Oil and Gas Reserves Information (Unaudited)

Following are the Company's estimates of proved oil and gas reserves. All reserves are located in the United States and were estimated in accordance with guidelines established by the Securities and Exchange Commission which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements.

Company management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as additional information becomes available in the future.

The following table sets forth the Company's proved oil and gas reserves at March 31, 1996 and 1995 together with the changes therein:

                                   Changes in Proved Reserves (Unaudited)


                                          1996                1995
                                       Oil      Gas        Oil    Gas
                                      (Bbl)    (Mcf)      (Bbl)    (Mcf)
                                                (In Thousands)

Proved reserves,beginning of year        93   1,594          96      274
Revisions of previous estimates         (24)    (48)          5      (29)
Extensions and discoveries                -   5,100           -    1,044
Purchases of minerals in place            -       -           -      378
Production                               (7)    (75)         (8)     (73)
Sales of minerals in place                -     (20)          -        -

Proved reserves, end of year             62   6,551          93    1,594

Proved developed reserves:
  Beginning of year                      93     617          96      274
  End of year                            62   6,551          93      617

          Standardized Measure of Discounted Future Net Cash Flows
                  Relating to Proved Reserves (Unaudited)

                                                           1996       1995
                                                            (In Thousands)

Future cash inflows                                       $11,229    $ 3,420
Future production and
  development costs                                        (3,858)    (1,962)
Future income tax expense                                       -          -

Future net cash flows                                       7,371      1,458
Annual discount (10%) for
  estimated timing of cash flows                           (3,139)      (530)

Standardized measure of discounted
  future net cash flows                                   $ 4,232   $    928

         Changes in Standardized Measure of Discounted Future Net Cash
                     Flows from Proved Reserves (Unaudited)


                                                       Year ended March 31,
                                                         1996         1995
                                                           (In Thousands)

Sales of oil and gas produced,
  net of production costs                               $ (55)       $ (51)
Net changes in price and
  production costs                                        297           57
Revisions of quantity estimates                           (84)           4
Extensions and discoveries                              3,163          413
Net changes from purchases and
  sales of minerals in place                               (2)          39
Accretion of discount                                      93           45
Other                                                    (108)         (31)

Changes in standardized measure                         3,304          476
Standardized measure, beginning
  of period                                               928          452

Standardized measure, end of
  period                                               $4,232         $928

The standardized measure of discounted future net cash flows from proved reserves is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves. Estimated future expenditures to be incurred in producing the reserves are based on year-end costs. Estimated future income tax expenses to be incurred on pretax net cash flows less tax basis of the properties and available carryforwards and credits are based on end of period statutory tax rates. The estimated future net cash flows are discounted at ten percent a year to reflect estimated timing of future cash flows.

Note 14 - Subsequent Events

On May 24, 1996, the Company issued 5,680,514 common shares (approximately 65% of the outstanding common shares) in exchange for 606,061 common shares of Casmyn Corp. ("Casmyn"). The shares issued are restricted from trading and are subject to a repurchase agreement whereby the Company may, until May 24, 1997, repurchase the common shares it issued by returning the Casmyn shares. The Company and Casmyn have also executed a proxy agreement whereby the Company's president may vote the shares owned by Casmyn.

The Company's investment in Casmyn, representing approximately seven percent of Casmyn's outstanding common stock, is valued at approximately $6,970,000, representing $1.23 per share of the Company's common stock. This value reflects a discount from the recent average trading price of the Company's common stock due to the restricted nature of the shares issued in the transaction.

In 1996, the Company invested an immaterial amount for a 51% interest in a newly formed corporation which is the general partner in a limited partnership it formed to construct restaurant facilities. The Company has invested $77,000 as a limited partner in the partnership. On May 26, 1996, the Company became the sole guarantor of $1,268,000 of a limited partnership indebtedness, which is also secured by partnership property appraised at $1,800,000.