Form 10QSB
period 1996-06-30
WESTAMERICA CORP
filed 1996-08-14
CIK 836044

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996         Commission File No.   0-17538

                          WESTAMERICA CORPORATION
        (Exact name of Registrant as specified in its charter)

            Oklahoma                                 73-1322822
  (State or other jurisdiction of                 (I.R.S. Employer
 incorporated or organization)                     Identification No.)

                 Highway 75 North, Dewey, Oklahoma   74029
           (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:   (918) 534-1700


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     As of June 30, 1996 the Registrant had outstanding 8,685,875 shares of Common stock, par value $.01 per share, which is the Registrant's only class of common stock.

                       WESTAMERICA CORPORATION

                    QUARTERLY REPORT ON FORM 10-QSB

                  For the Quarter ended June 30, 1996


                           TABLE OF CONTENTS

                                PART I

                                                                  Page
Item 1.    Consolidated Financial Statements (Unaudited):
           Balance Sheets as of June 30, 1996 . . . . . . . . . . . 3
           Statement of operations for three months ended
              June 30, 1996 and 1995 (Unaudited). . . . . . . . . . 4
           Statement of cash flows for three months ended
              June 30, 1996 and 1995 (Unaudited). . . . . . . . . . 5
           Notes to Consolidated Financial Statements (Unaudited) . 6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations . . 7 & 8

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                       WESTAMERICA CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)
                              (Unaudited)

         ASSETS                                             June 30
                                                              1996

CURRENT ASSETS:
   Cash and cash equivalents                                 $    541
   Marketable securities                                          109
   Accounts receivable:
      Affiliates                                                  162
      Trade                                                       345
      Other                                                       135
   Notes receivable                                                89
   Inventories                                                    285
      TOTAL CURRENT ASSETS                                      1,666

PROPERTY AND EQUIPMENT:
   Oil and gas properties, successful
     efforts method                                             4,125
   Transportation, drilling and
     other equipment                                              607
   Land and buildings                                             950
   Less accumulated depreciation,
     depletion, and amortization                               (3,479)
                                                                2,203

OTHER ASSETS:
   Goodwill, less accumulated amortization                        383
   Other assets                                                   245
  Investment in Casmyn Corp                                     6,970
                                                             $ 11,467


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current portion
     of long-term debt                                       $    426
   Accounts payable                                               427
   Accrued expenses                                               176
   Prepaid drilling/completion contract                           399
      TOTAL CURRENT LIABILITIES                                 1,428

DEFERRED INCOME                                                    35
LONG-TERM DEBT                                                    132
NOTES PAYABLE TO STOCKHOLDER                                      191
STOCKHOLDERS' EQUITY:
   Preferred stock authorized 1,000,000 shares, $.0l par
    value; non voting convertible preferred stock, redeem-
    able and cumulative, outstanding 100,000 shares.  Non-
    voting cumulative non-convertible series B preferred
    stock, outstanding 97,700 shares.                               2
   Common stock, $.01 par value authorized 10,000,000
    shares; issued 8,687,805, outstanding 8,685,875 shares         87
   Additional paid-in capital                                  13,192
   Deficit                                                     (3,598)
   Treasury stock, at cost, 1,930 shares                          ( 2)
                                                                9,681
                                                             $ 11,467
            See notes to consolidated financial statements

                       WESTAMERICA CORPORATION
                       STATEMENT OF OPERATIONS
                        (Dollars in Thousands)
                              (Unaudited)


                                                 Three Months Ended
                                                      June 30,
                                                1996             1995


REVENUES:
   Commission income                         $   1,074       $    500
   Oil and gas sales                                71             50
   Drilling, Recompletion and Service Income       123             33
   Interest and other                                2              5
                                                 1,270            588


COSTS AND EXPENSES:
   Brokerage commissions and clearing brokers
    charges                                        668            342
   Brokerage operating expenses                    305            252
   Oil and gas operations                          132             82
   Selling, general and administrative              62             55
   Depreciation, depletion and
    amortization                                    33             21
   Interest                                         17             12

                                                 1,217            763


NET INCOME (LOSS)                            $      53        $  (176)

Per Share:

   Net Income (Loss)                         $     .01        $  (.06)

AVERAGE SHARES OUTSTANDING                   5,315,020       2,936,490









            See notes to consolidated financial statements.

                       WESTAMERICA CORPORATION
                   THREE MONTHS ENDED JUNE 30, 1995
                        STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)

                                                  Three Months Ended
                                                       June 30
                                                  1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                $    53     $   (176)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities
    Depreciation, depletion and amortization          33           21
    (Gain) loss on sale of assets                   (101)           -
    Increase in receivables                         (111)         (62)
    Decrease (Increase) in other assets                5           (1)
    Increase (decrease) in accounts payable,
       drilling and well completion advances
       and accrued expenses                          (99)           6
    Other                                            (49)          50

Net cash provided by (used in)
  operating activities                              (269)        (162)

Cash Flows from Investing Activities
    Purchases of marketable securities               (39)           -
    Expenditures for property and equipment         (321)         (50)
    Proceeds from sales of property
       and equipment                                 120           73

Net cash used in investing activities               (240)          23


Cash Flows from Financing Activities
    Repayment of bank borrowing                      (13)        (18)
    Proceeds from bank borrowing                      85           -
    Decrease in notes payable to stockholders          -          (5)
    Dividends paid                                   (47)        (22)

Net cash provided by (used in)
  financing activities                                25         (45)
Net decrease in cash and
  cash equivalents                                  (484)       (184)
Cash and cash equivalents, beginning
  of period                                        1,025         574
Cash and cash equivalents, end of period        $    541     $   390

Non-Cash Transactions:
 On May 24, 1996, the Company issued 5,680,514
 common shares in exchange for 606,061 common
 shares of Casmyn Corp.                         $  6,970

            See noted to consolidated financial statements

                         WESTAMERICA CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THREE MONTHS ENDED JUNE 30, 1996
                                (Unaudited)


1. Basis of Presentation.

The financial statements presented herein were prepared in accordance with the instructions to Form 10-QSB. Accordingly the statements presented do not include all the information and note disclosure required by generally accepted accounting principles. The statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended March 31, 1996. The accompanying financial statements have not been audited by independent accountants but, in the opinion of management, contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the three months ended June 30, 1996 may not be indicative of the results that may be expected for the year ending March 31, 1997.

2. Subsequent Events

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

The Company's investment in Casmyn, representing approximately seven percent of Casmyn's outstanding common stock, is valued at approximately $6,970,000, representing $1.23 per share of the Company's common stock. This value reflects a discount from the recent average trading price of the Company's common stock due to the restricted nature of the shares issued in the transaction

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the financial statements of WestAmerica Corporation and the notes related thereto included under
Item 1 of this report.

MD&A CAPITAL RESOURCES & LIQUIDITY

Consolidated current assets decreased $278,000 to $1,666,000 at June 30, 1996, compared with $1,944,000 at March 31, 1996. Current liabilities decreased from $1,544,000 at March 31, 1996 to $1,428,000 at June 30, 1996.
The current ratio was 1.16:1 at June 30, 1996 compared to 1.26:1 at March 31, 1996. The current liabilities include $360,000 which, though technically due during the current fiscal year (March 21, 1997) is expected to be rolled forward into a new three year note. The Registrant has sufficient liquidity to provide for foreseeable business needs.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1996, were $1,270,000 compared to $588,000 for the three month period ended June 30, 1995. Commission income increased $574,000 to $1,074,000 due to an increased number of investment representatives being employed by the company's subsidiary, WestAmerica Investment Group, Inc. ("WIG"), increased revenue per representative and a generally favorable market environment for securities. Oil and gas activities contributed $196,000 in revenue for the three months ended June 30, 1996, compared to $83,000 for the three months ended June 30, 1995. The $113,000 increase in oil and gas activities was primarily due to the sale of coalbed methane producing wells during the three month period ended June 30, 1996.

Cost and expenses were $1,217,000 for the three month period ended June 30, 1996, compared to $763,000 for the three month period ended June 30, 1995. Brokerage commissions, clearing brokers' charges and operating expenses totaled $973,000 for the three months ended June 30, 1996, compared to $594,000 for the three months ended June 30, 1995. Brokerage costs declined from 119% of brokerage revenue during the three months ended June 30, 1995 to 91% of revenue during the three months ended June 30, 1996. Expenses of oil and gas operations were $132,000 or 67% of revenue in the three months ended June 30, 1996 compared to $82,000 or 99% of revenue during the three months ended June 30, 1995. Costs and expenses generally did not increase proportionately to the increase in revenue, for example, revenue increased 215% while total cost and expenses increased 159%. The Company's primary sources of revenue during the period ended June 30, 1996 were commission and investment management fee income - 85% and Oil and gas operations - 15%. Net income was $53,000 for the three months ended June 30, 1996 compared to a net loss of $176,000 for the three months ended June 30, 1995. This change to profitability was primarily a result of economies of scale effecting both the Company's oil and gas operations as well as its financial services subsidiary.

Separately stated, the Company's oil and gas operations posted a loss of $41,000 and the financial services subsidiary net income of $94,000 in the three months ended June 30, 1996.

On May 24, 1996 the Company issued 5,680,514 common shares (approximately 65% of the outstanding shares) in exchange for 606,061 shares of Casmyn Corp. ("Casmyn"). The shares issued are restricted from trading and are subject to a repurchase agreement whereby the Company may, until May 24, 1997 repurchase the common shares it issued by returning the Casmyn shares. The Company and Casmyn have also executed a proxy agreement whereby the Company's president may vote the shares owned by Casmyn. The Company's investment in Casmyn, representing approximately seven percent of Casmyn's outstanding common stock is valued at approximately $6,970,000 representing $1.23 per share of the Company's common stock. This value reflects a discount from the recent average trading price of the Company's common stock due to the restricted nature of the shares issued in the transaction.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Resistant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ECC ENERGY CORPORATION


Date:  August 14, 1996                  By:   /s/ Edward R. Foraker
                                           Edward R. Foraker
                                           President and Director,
                                           Principle Executive Officer,
                                           Principle Financial Officer, and
                                           Principle Accounting Officer


                                            /s/ William F. Groszkruger
                                           William F. Groszkruger, Director


                                              /s/ Stewart Smith
                                           Stewart Smith, Director


                                              /s/ Michael C. Pryor
                                           Michael C. Pryor, Director


                                              /s/ Robert M. Coleman
                                           Robert M. Coleman, Director