Form 10QSB
period 1996-09-30
WESTAMERICA CORP
filed 1996-11-14
CIK 836044

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996    Commission File No.   0-17538

                          WESTAMERICA CORPORATION
        (Exact name of Registrant as specified in its charter)

            Oklahoma                                 73-1322822
  (State or other jurisdiction of                 (I.R.S. Employer
 incorporated or organization)                     Identification No.)

                 Highway 75 North, Dewey, Oklahoma   74029
           (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:   (918) 534-1700


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     As of September 30, 1996 the Registrant had outstanding 3,005,361 shares of Common stock, par value $.01 per share, which is the Registrant's only class of common stock.

                        WESTAMERICA CORPORATION

                    QUARTERLY REPORT ON FORM 10-QSB

               For the Quarter ended September 30, 1996


                           TABLE OF CONTENTS

                                PART I

                                                                  Page
Item 1.    Consolidated Financial Statements (Unaudited):
           Balance Sheet as of September 30, 1996 . . . . . . . . . 3
           Statement of operations for six months ended
              September 30, 1996 and 1995 (Unaudited) . . . . . . . 4
           Statement of operations for three months ended
              September 30, 1996 and 1995 (Unaudited) . . . . . . . 5
           Statement of cash flows for six months ended
              September 30, 1996 and 1995 (Unaudited) . . . . . . . 6
           Notes to Consolidated Financial Statements (Unaudited) . 7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations . . .   8

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                        WESTAMERICA CORPORATION
                      CONSOLIDATED BALANCE SHEET
                        (Dollars in Thousands)
                              (Unaudited)

         ASSETS                                           September 30
                                                              1996

CURRENT ASSETS:
   Cash and cash equivalents                                 $    308
   Marketable securities                                            9
   Accounts receivable:
      Affiliates                                                  194
      Trade                                                       204
      Other                                                       167
   Notes receivable                                                81
   Inventories                                                    337
      TOTAL CURRENT ASSETS                                      1,300

PROPERTY AND EQUIPMENT:
   Oil and gas properties, successful
     efforts method                                             4,335
   Transportation, drilling and
     other equipment                                              639
   Land and buildings                                             950
   Less accumulated depreciation,
     depletion, and amortization                               (3,496)
                                                                2,428

OTHER ASSETS:
   Goodwill, less accumulated amortization                        379
   Other assets                                                   229
                                                             $  4,336


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current portion
     of long-term debt                                       $    422
   Accounts payable                                               445
   Accrued expenses                                                90
   Prepaid drilling/completion contract                           347
      TOTAL CURRENT LIABILITIES                                 1,304

DEFERRED INCOME                                                    27
LONG-TERM DEBT                                                    166
NOTES PAYABLE TO STOCKHOLDER                                      166
STOCKHOLDERS' EQUITY:
   Preferred stock authorized 1,000,000 shares, $.0l par
    value; non voting convertible preferred stock, redeem-
    able and cumulative, outstanding 100,000 shares.  Non-
    voting cumulative non-convertible series B preferred
    stock, outstanding 97,700 shares.                               2
   Common stock, $.01 par value authorized 10,000,000
    shares; issued 3,007,291, outstanding 3,005,361 shares         29
   Additional paid-in capital                                   6,236
   Deficit                                                     (3,592)
   Treasury stock, at cost, 1,930 shares                          ( 2)
                                                                2,673
                                                             $  4,336
            See notes to consolidated financial statements

                       WESTAMERICA CORPORATION
                       STATEMENTS OF OPERATIONS
                        (Dollars in Thousands)
                              (Unaudited)


                                                   Six Months Ended
                                                     September 30,
                                                1996             1995


REVENUES:
   Commission income                         $   1,791       $  1,164
   Oil and gas sales                               140             96
   Drilling, Recompletion and Service Income       326            278
   Interest and other                                2             10
                                                 2,259          1,548


COSTS AND EXPENSES:
   Brokerage commissions and clearing brokers
    charges                                      1,084            766
   Brokerage operating expenses                    619            501
   Oil and gas operations                          277            160
   Selling, general and administrative             134            137
   Depreciation, depletion and
    amortization                                    54             43
   Interest                                         32             23

                                                 2,200          1,630


NET INCOME (LOSS)                            $      59        $   (82)

Per Share:

   Net Income (Loss)                         $     .02        $  (.03)

AVERAGE SHARES OUTSTANDING                   2,986,442       2,936,490









            See notes to consolidated financial statements.

                        WESTAMERICA CORPORATION
                        STATEMENT OF OPERATIONS
                        (Dollars in Thousands)
                              (Unaudited)

                                                 Three Months Ended
                                                     September 30,
                                                   1996        1995
REVENUES:
   Commission income                            $    717    $    664
   Oil and gas sales                                  69          46
   Oil field service income                          203         245
   Interest and other                                 -0-          5
                                                     989         960

COSTS AND EXPENSES:
   Brokerage commissions and clearing brokers
    charges                                          416         424
   Brokerage operating expenses                      314         249
   Oil and gas operations                            145          78
   Selling, general and administrative                72          83
   Depreciation, depletion and
    amortization                                      21          21
   Interest                                           15          11

                                                     983         866


NET INCOME                                      $      6    $     94

Per Share:
   Net Income                                   $   .002    $    .03

AVERAGE SHARES OUTSTANDING                      3,005,361   2,936,490










            See notes to consolidated financial statements.

                        WESTAMERICA CORPORATION
                  SIX MONTHS ENDED SEPTEMBER 30, 1996
                        STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)

                                                  Six Months Ended
                                                    September 30
                                                  1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                $    59     $    (82)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities
    Depreciation, depletion and amortization          54           43
    Gain on sale of assets                           (31)        (121)
    Increase in receivables                          (35)        (146)
    Decrease (Increase) in inventory                (107)          18
    Decrease (Increase) in other assets               21          (27)
    Increase (decrease) in accounts payable,
       drilling and well completion advances
       and accrued expenses                         (219)          89
    Other                                             (2)          (5)

Net cash used in
  operating activities                              (260)        (231)

Cash Flows from Investing Activities
    Purchase of marketable securities                (59)         -0-
    Sale of marketable securities                    121          -0-
    Expenditures for property and equipment         (556)        (165)
    Proceeds from sales of property
       and equipment                                  42          161
    Collection of notes receivable                     8           19

Net cash provided by (used in)
    investing activities                            (444)          15


Cash Flows from Financing Activities
    Repayment of bank borrowing                      (44)        (19)
    Increase (Decrease) in notes payable
      to stockholders                                121          (5)
    Dividends paid                                   (90)        (45)

Net cash used in
  financing activities                               (13)        (69)
Net decrease in cash and
  cash equivalents                                  (717)       (285)
Cash and cash equivalents, beginning
  of period                                        1,025         574
Cash and cash equivalents, end of period        $    308     $   289





            See noted to consolidated financial statements

                          WESTAMERICA CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED SEPTEMBER 30, 1996
                                (Unaudited)


1. Basis of Presentation.

The financial statements presented herein were prepared in accordance with the instructions to Form 10-QSB. Accordingly the statements presented do not include all the information and note disclosure required by generally accepted accounting principles. The statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended March 31, 1996. The accompanying financial statements have not been audited by independent accountants but, in the opinion of management, contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the six months ended September 30, 1996 may not be indicative of the results that may be expected for the year ending March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the financial statements of WestAmerica Corporation and the notes related thereto included under
Item 1 of this report.

MD&A CAPITAL RESOURCES & LIQUIDITY

Consolidated current assets decreased $366,000 to $1,300,000 at September 30, 1996, compared with $1,666,000 at June 30, 1996. Current liabilities decreased to $1,304,000 at September 30, 1996, from $1,428,000 at June 30, 1996. The current ratio was 1.00:1 at September 30, 1996, compared to 1.17:1 at June 30, 1996. The decrease in liquidity resulted primarily from expenditures of $287,000 for inventory and property and equipment during the quarter ended September 30, 1996. The Registrant has sufficient liquidity to provide for foreseeable business needs.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1996, were $989,000 compared to $960,000 for the three month period ended September 30, 1995. Commission income increased $53,000 due to normal growth in business at the Registrant's subsidiary, WestAmerica Investment Group, Inc. Oil and gas operations contributed $279,000 compared to $291,000 for the three months ended September 30, 1995. Costs and expenses were $983,000 for the three months ended September 30, 1996, compared to $866,000 for the three month period ended September 30, 1995. Brokerage operating expenses at WestAmerica Investment Group, Inc. increased $65,000 to $314,000 during the three month period ended September 30, 1996. The increase in operating cost was primarily the result of increased expenditures for professional services associated with recruiting and the installation of a new computer and quotation system at WestAmerica Investment Group, Inc. Oil and gas operating expenses increased $67,000 to $145,000 during the three months ended September 30, 1996, primarily as a result of a generally higher level of business activity in the oil and gas division. The Registrant's primary sources of revenue during the three months ended September 30, 1996 were; commissions and investment management fee income 72% and oil and gas operations 28%. Net income decreased $88,000 to $6,000 for the three months ended September 30, 1996, primarily due to the increased costs of operations encountered in improving staff and systems in both the investment and oil and gas businesses.

On September 27, 1996, the Registrant canceled the agreement entered into with Casmyn Corporation on May 24, 1996, whereby WestAmerica Corporation had issued 5,680,514 shares of it's restricted common stock to Casmyn Corporation in exchange for 606,061 shares of restricted common stock of Casmyn Corporation. The Registrant has returned the 606,061 shares of Casmyn Corporation common stock to Casmyn Corporation and has received and canceled the 5,680,514 shares of its common stock issued to Casmyn Corporation.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Resistant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ECC ENERGY CORPORATION


Date:  November 14, 1996                By:   /s/ Edward R. Foraker
                                           Edward R. Foraker
                                           President and Director,
                                           Principle Executive Officer,
                                           Principle Financial Officer, and
                                           Principle Accounting Officer


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