Form 10QSB
period 1996-12-30
WESTAMERICA CORP
filed 1997-02-14
CIK 836044

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1996     Commission File No.   0-17538

                          WESTAMERICA CORPORATION
        (Exact name of Registrant as specified in its charter)

            Oklahoma                                 73-1322822
  (State or other jurisdiction of                 (I.R.S. Employer
 incorporated or organization)                     Identification No.)

                 Highway 75 North, Dewey, Oklahoma   74029
           (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:   (918) 534-1700


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     As of December 31, 1996 the Registrant had outstanding 3,005,361 shares of Common stock, par value $.01 per share, which is the Registrant's only class of common stock.

                        WESTAMERICA CORPORATION

                    QUARTERLY REPORT ON FORM 10-QSB

                For the Quarter ended December 31, 1996


                           TABLE OF CONTENTS

                                PART I

                                                                  Page
Item 1.    Consolidated Financial Statements (Unaudited):
           Balance Sheet as of December 31, 1996. . . . . . . . . . 3
           Statement of operations for nine months ended
              December 31, 1996 and 1995 (Unaudited) . . . . .. . . 4
           Statement of operations for three months ended
              December 31, 1996 and 1995 (Unaudited). . . . . . . . 5
           Statement of cash flows for nine months ended
              December 31, 1996 and 1995 (Unaudited). . . . . . . . 6
           Notes to Consolidated Financial Statements (Unaudited) . 7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations . . .   8

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                        WESTAMERICA CORPORATION
                      CONSOLIDATED BALANCE SHEET
                        (Dollars in Thousands)
                              (Unaudited)
         ASSETS                                           December 31
                                                              1996

CURRENT ASSETS:
   Cash and cash equivalents                                 $    478
   Marketable securities                                            9
   Accounts receivable:
      Affiliates                                                  236
      Trade                                                       354
      Other                                                       130
   Notes receivable                                                89
   Inventories                                                    391
      TOTAL CURRENT ASSETS                                      1,687

PROPERTY AND EQUIPMENT:
   Oil and gas properties, successful
     efforts method                                             4,435
   Transportation, drilling and
     other equipment                                              663
   Land and buildings                                             950
   Less accumulated depreciation,
     depletion, and amortization                               (3,516)
                                                                2,532

OTHER ASSETS:
   Goodwill, less accumulated amortization                        376
   Other assets                                                   246
                                                             $  4,841

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current portion
     of long-term debt                                       $    404
   Accounts payable                                               489
   Accrued expenses                                               132
   Prepaid drilling/completion contract                           611
      TOTAL CURRENT LIABILITIES                                 1,636

DEFERRED INCOME                                                    27
LONG-TERM DEBT                                                    183
NOTES PAYABLE TO STOCKHOLDER                                      197
STOCKHOLDERS' EQUITY:
   Preferred stock authorized 1,000,000 shares, $.0l par
    value; non voting convertible preferred stock, redeem-
    able and cumulative, outstanding 100,000 shares.  Non-
    voting cumulative non-convertible series B preferred
    stock, outstanding 116,511 shares.                              1
   Common stock, $.01 par value authorized 10,000,000
    shares; issued 3,007,291, outstanding 3,005,361 shares         30
   Additional paid-in capital                                   6,337
   Deficit                                                     (3,568)
   Treasury stock, at cost, 1,930 shares                          ( 2)
                                                                2,798
                                                             $  4,841
            See notes to consolidated financial statements

                       WESTAMERICA CORPORATION
                       STATEMENTS OF OPERATIONS
                        (Dollars in Thousands)
                              (Unaudited)


                                                  Nine Months Ended
                                                    December 31,
                                                1996             1995


REVENUES:
   Commission income                         $   2,596       $  1,998
   Oil and gas sales                               237            136
   Drilling, Recompletion and Service Income       584            866
   Interest and other                                4              1
                                                 3,421          3,001


COSTS AND EXPENSES:
   Brokerage commissions and clearing brokers
    charges                                      1,601          1,279
   Brokerage operating expenses                    915            780
   Oil and gas operations                          424            566
   Selling, general and administrative             266            230
   Depreciation, depletion and
    amortization                                    85             62
   Interest                                         47             42

                                                 3,338          2,959


NET INCOME (LOSS)                            $      83        $    42

Per Share:

   Net Income (Loss)                         $     .02        $   .01

AVERAGE SHARES OUTSTANDING                   2,995,911       2,936,490









            See notes to consolidated financial statements.

                        WESTAMERICA CORPORATION
                        STATEMENT OF OPERATIONS
                        (Dollars in Thousands)
                              (Unaudited)

                                                  Three Months Ended
                                                     December 31,
                                                   1996        1995
REVENUES:
   Commission income                            $    805    $    834
   Oil and gas sales                                  97          40
   Oil field service income                          258         578
   Interest and other                                  2           1
                                                   1,162       1,453

COSTS AND EXPENSES:
   Brokerage commissions and clearing brokers
    charges                                          517         513
   Brokerage operating expenses                      296         279
   Oil and gas operations                            147         406
   Selling, general and administrative               132          93
   Depreciation, depletion and
    amortization                                      31          19
   Interest                                           15          19

                                                   1,138       1,329


NET INCOME                                      $     24    $    124

Per Share:
   Net Income                                   $   .008    $    .04

AVERAGE SHARES OUTSTANDING                      2,995,911   2,936,490










            See notes to consolidated financial statements.

                        WESTAMERICA CORPORATION
                  NINE MONTHS ENDED DECEMBER 31, 1996
                        STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)

                                                 Nine Months Ended
                                                     December 31
                                                  1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                $    83     $     42
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities
    Depreciation, depletion and amortization          96           76
    Gain on sale of assets                           (59)        (226)
    Increase in receivables                         (191)        (208)
    Decrease (Increase) in inventory                (161)         146
    Decrease (Increase) in other assets                4          (65)
    Increase in accounts payable,
       drilling and well completion advances
       and accrued expenses                          131          430
    Other                                             (2)          51

Net cash  provided by (used in)
  operating activities                               (99)         246

Cash Flows from Investing Activities
    Purchase of marketable securities                (59)         -0-
    Sale of marketable securities                    121          -0-
    Expenditures for property and equipment         (706)        (507)
    Proceeds from sales of property
       and equipment                                  78          266
    Collection of notes receivable                    -0-          31

Net cash used in
    investing activities                            (566)        (210)


Cash Flows from Financing Activities
    Repayment of bank borrowing                      (75)         (4)
    Increase in bank borrowing                        30          -0-
    Increase (Decrease) in notes payable
      to stockholders                                152          (5)
    Proceeds from preferred stock offering           147         691
    Dividends paid                                  (136)        (72)

Net cash provided by
  financing activities                               118         610
Net decrease in cash and
  cash equivalents                                  (547)        646
Cash and cash equivalents, beginning
  of period                                        1,025         574
Cash and cash equivalents, end of period        $    478     $ 1,220



            See noted to consolidated financial statements

                          WESTAMERICA CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED DECEMBER 31, 1996
                                (Unaudited)


1. Basis of Presentation.

The financial statements presented herein were prepared in accordance with the instructions to Form 10-QSB. Accordingly the statements presented do not include all the information and note disclosure required by generally accepted accounting principles. The statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended March 31, 1996. The accompanying financial statements have not been audited by independent accountants but, in the opinion of management, contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the nine months ended December 31, 1996 may not be indicative of the results that may be expected for the year ending March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the financial statements of WestAmerica Corporation and the notes related thereto included under
Item 1 of this report.

MD&A CAPITAL RESOURCES & LIQUIDITY

Consolidated current assets increased $387,000 to $1,687,000 at December 31, 1996, compared with $1,300,000 at September 30, 1996. Current liabilities increased to $1,636,000 at December 31, 1996, from $1,304,000 at September 30, 1996. The current ratio was 1.04:1 at December 31, 1996, compared to 1.00:1 at September 30, 1996. The decrease in liquidity resulted primarily from expenditures of $154,000 for inventory and property and equipment during the quarter ended December 31, 1996. The Registrant has sufficient liquidity to provide for foreseeable business needs.

RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 1996, were $1,162,000 compared to $1,453,000 for the three month period ended December 31, 1995. Commission income decreased $29,000 at the Registrant's subsidiary, WestAmerica Investment Group, Inc. Revenue from oil and gas operations decreased from $618,000 to $355,000, primarily due to recognizing the revenue from the completion of a drilling contract in the three months ended December 31, 1995. Costs and expenses were $1,138,000 for the three months ended December 31, 1996, compared to $1,329,000 for the three month period ended December 31, 1995. Brokerage operating expenses at WestAmerica Investment Group, Inc. increased $4,000 to $517,000 during the three month period ended December 31, 1996. Oil and gas operating expenses increased $17,000 to $296,000 during the three months ended December 31, 1996. The Registrant's primary sources of revenue during the three months ended December 31, 1996 were; commissions and investment management fee income 69% and oil and gas operations 31%. Net income decreased from $124,000 to $24,000 as a result of income generated from the recognition of a drilling contract during the quarter ended December 31, 1995.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Resistant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ECC ENERGY CORPORATION


Date:  Febaury 13, 1996                 By:   /s/ Edward R. Foraker
                                           Edward R. Foraker
                                           President and Director,
                                           Principle Executive Officer,
                                           Principle Financial Officer, and
                                           Principle Accounting Officer


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