Form 10KSB
period 1997-03-31
WESTAMERICA CORP
filed 1997-06-30
CIK 836044

FORM 10-KSB

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

     (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE    SECURITIES EXCHANGE ACT OF
                    1934 (FEE REQUIRED)
     For the fiscal year ended            March 31, 1997

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

               Common stock, par value $.01 per share

                           (Title of class)



                           (Title of class)

     Check whether the issuer (1) has filed Act reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 and Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     State the issuer's revenues for its most recent fiscal year
$1,585,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the NASDAQ average bid and asked price of such stock, as of June 28, 1997, was $3,652,732.
Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date 3,119,504 .

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

The Proxy Statement for Registrant's 1997 Annual Meeting of
Stockholders is incorporated by reference insofar as it relates to
Part III, Item 9, 10, 11, and 12.


<P>
ITEM I.  BUSINESS

(a)  Business Development

The Registrant was incorporated May 4, 1988 to consolidate the oil and gas businesses, assets and operations of its predecessor corporation with those of 11 limited partnerships.

Effective April 18, 1994, the name of the Registrant (formerly ECC Energy Corporation) was changed to WestAmerica Corporation (NASDAQ symbol - WACC).

On December 30, 1994, the Company closed Oklahoma Resources General Partnership (the Partnership) in which Additional General Partners contributed $407,500 to the Partnership's capital and loaned the Partnership $407,500 repayable in quarterly installments, plus interest at 10.25% over three years. A wholly owned subsidiary of the Company is the Managing General Partner, and the Partnership notes have been guaranteed by the Company. The proceeds from the Partnership offering were used primarily to fund a turnkey drilling contract with the Company for the drilling of the wells. The Managing General Partner is responsible for the leasehold and tangible equipment on the wells drilled by the Partnership, and contributed three producing gas wells to the Partnership. Partnership revenue and expenses are allocated 50% to the Managing General Partner and 50% to the Additional General Partners.

During the last half of calendar 1994, the Company acquired the entire oil and gas leasehold interest in 7,448 contiguous acres in Washington, Nowata and Rogers counties in Northeastern Oklahoma. The Company currently holds in excess of 27,000 acres of oil and gas leases in the area, which include 112 wellbores with the potential for successful completion in coalbed formations. Production from those wellbores will qualify for tax credits under Section 29 of the Internal Revenue Code.

In December 1995, the registrant formed a partnership and a joint venture in which joint venture partners contributed $888,000 to recomplete wells in coalbeds in order to produce coalbed methane. As a result of these ventures 25 wells were recompleted. The registrant is the managing partner and recompletion contractor in these joint ventures. As part of the purchase price the registrant retains a volumetric production payment which entitles it to the net proceeds from the sale of a specified volume of natural gas. In February 1996, the registrant sold its interest in five producing properties to a general partnership formed to acquire those interests. Proceeds from the sale were $350,000. In December 1996, the registrant formed a joint venture which acquired interests in properties and wellbores and funded a recompletion contract in order to complete those wellbores in coalbeds for the production of natural gas. The joint venture was capitalized for $542,000. The registrant retained a volumetric production payment which entitles it to the net proceeds from the sale of a specified volume of natural gas produced from the wells owned by the joint venture.

                                  -2-
<P>
On May 28, 1997, the Company completed the disposition of its investment brokerage business segment by selling its issued and outstanding stock of its wholly owned subsidiary WestAmerica Investment Group, Inc. to an unrelated party for $443,000. WestAmerica Investment Company is a wholly-owned subsidiary of WestAmerica Investment Group. The net assets of WestAmerica Investment Group had a carrying value of $744,000 as of March 31, 1997. The carrying value has been reduced by $301,000 to the amount realized on the sale of $443,000 which is reported in the balance sheet as "net assets of discontinued operation."

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

COMPETITION

Oil and Gas

The oil and gas industry is highly competitive in all phases. The competitors of the Registrant in the exploration, development and production of oil and gas include major oil companies in addition to numerous independent oil and gas companies and individual proprietors. Many of these competitors possess and employ financial and personnel resources exceeding those which are available to the Registrant.

GOVERNMENT REGULATION

General. The Registrant's operations are affected from time to time in varying degrees by political developments, laws and regulations. The Registrant is subject to general laws, rules and regulations that govern all employers in the United States and in the states in which it operates.

Oil and Gas The Registrant's oil and gas production operations are affected by changes in tax and other laws relating to the petroleum industry and by constantly changing administrative regulations. Rates of production of oil and gas have, for many years, been subject to
                                  -3-
<P>
conservation laws and regulations, and the petroleum industry has been subject to tax laws dealing specifically with it. In addition, oil and gas operations are subject to extensive regulation and to the interruption thereof by government authorities because of ecological and other considerations. All of the jurisdictions in which the Company operates have statutes and administrative regulations governing the drilling and production of oil and gas.

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

Employees

The Registrant employs 12 persons including, one chief executive officer, one director of field operations, one chief accountant, one land and lease administrator, two accounting personnel and six field personnel. The Registrant also employs, on an as-needed basis, four consultants: a certified public accountant, a geologist, a geophysicist/geologist and a petroleum engineer.

ITEM 2.   PROPERTIES

The Registrant maintains offices in Dewey, Oklahoma which consist of 6,000 square feet of office space, 5,000 square feet of shop and equipment repair space and 3,000 square feet of warehouse space, all of which are located on 9.5 acres of land which includes equipment and supply storage space.
















                                  -4-
<P>

Quantities of proved Reserves. The Registrant's net quantities of proved developed oil and gas reserves all of which are located in the United States are listed below. Reserves were estimated by Charles L. Simons, Independent Petroleum Engineer (see also disclosures under Oil and Gas Reserves Information included in accompanying notes to financial Statements).

               Proved developed reserves of oil (bbls.)

March 31, 1997                                             30,000
March 31, 1996                                             62,000
March 31, 1995                                             93,000

                Proved developed reserves of gas (MCF)

March 31, 1997                                            5,672,000
March 31, 1996                                            6,551,000
March 31, 1995                                            1,594,000

Present Value of Proved Reserves. The present value of the foregoing quantities of oil and gas reserves as estimated by Charles L. Simons at constant year-end prices discounted at 10%, net of applicable income taxes, were as follows:

March 31, 1997                                         $   4,580,000
March 31, 1996                                         $   4,232,000
March 31, 1995                                         $     928,000

Production. The Registrant's net oil and gas production for the time periods specified below was from properties located within the United States.

                                   OIL  (BBLS)         GAS  (MCF)

Year Ended March 31, 1997             7,000                128,000
Year Ended March 31, 1996             7,000                 75,000
Year Ended March 31, 1995             8,000                 73,000

Average sales price and production cost. The Registrant's average sales price per barrel of oil and MCF of gas and average production cost per barrel(1) during the years specified were as follows:

                                                        AVERAGE
                                                       PRODUCTION
                              AVERAGE SALES PRICE       COST PER
                              OIL (BBLS) GAS (MCF)     BARREL  (1)

Year Ended March 31, 1997     $  21.07      $ 1.31       $   7.08
Year Ended March 31, 1996        16.96        1.01          12.70
Year Ended March 31, 1995        17.02        1.66          10.23
(1) Gas converted to oil on a BTU basis of 6,000 cubic feet per barrel.

Oil and gas reserves information has not been reported to any other federal agency since the beginning of fiscal 1997.


                                  -5-
<P>

Productive wells and acreage. As of March 31, 1997, the Registrant held interests in 105 gross productive wells (93 net productive wells) including 10 gross productive oil wells (10 net oil wells), 95 gross productive gas wells (83 net gas wells). The productive wells are located on 18,507 gross productive acres (15,308 net productive acres). The Registrant also holds interests in approximately 9,000 nonproductive acres.

Major oil and gas properties. The following table provides information regarding the Registrant's major oil and gas properties:

STATE
 AND                                                     PERCENT OF
FIELD                      PRODUCING WELLS               WESTAMERICA
NAME                  GROSS WELLS      NET WELLS          RESERVES

Oklahoma
  Osage                    6             6.00                2.00%
  Smokerise               23            23.00                9.00%
  Oglesby                 69            58.50               83.00%

Texas
  Rice Institute           5             5.00                2.00%

All Other Fields           2              .51                4.00%


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

The following table provides information regarding the Registrant's drilling activity:

                           Drilling Results

                         WELLS
                        DRILLED    NET EXPLORATORY     NET DEVELOPMENT
                          OR
                     RECOMPLETED

                    GROSS    NET    PRODUCTIVE   DRY   PRODUCTIVE   DRY

Year Ended 3-31-97   16.00 14.50        -0-      -0-      13.50     -1-
Year Ended 3-31-96   47.00 35.00        -0-      -0-      34        -1-
Year Ended 3-31-95   14.00  7.00        -0-      -0-       7        -0-


ITEM 3.   LEGAL PROCEEDINGS

As of March 31, 1997, no legal actions of potential import to the Registrant were pending.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  -6-
<P>
PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded on the over-the-counter market on the NASDAQ System under the symbol "WACC". At March 31, 1997 the Registrant had approximately 470 shareholders of record of its common stock. No dividends have been declared on the Registrant's common stock and there are no plans to pay dividends in the foreseeable future.

The high and low bid price for each quarter in the two fiscal years ended March 31, 1997 reported by NASDAQ was as follows:

   Quarter Ended      High Bid          Low Bid

   March 31, 1997       1 7/8           1
   December 31, 1996    1 1/4           1
   September 30, 1996   2 1/8           1
   June 30, 1996        2 1/8           1 3/8
   March 31, 1996       1 5/8           1 1/2
   December 31, 1995    1 5/8           1
   September 30, 1995   1 1/2           1 1/8
   June 30, 1995        1 5/8           1 1/2

The foregoing quotations reflect inter-dealer prices without retail markup/markdown or commissions and may not represent actual transactions.

The Registrant's Series A Preferred Stock, Series B Preferred Stock and Conditional Common Stock Purchase Warrants are not traded on any exchange.

The following information related to securities sold by the registrant within the past three years without registering the securities under the Securities Act.

   1. (a) Year ended March 31, 1995, Series A Convertible Preferred Stock, redeemable and cumulative, 9,300 shares.
      (b)  Underwriters - none
           Selling agent - WestAmerica Investment Group
      (c)  Cash received $93,000, commission $6,510
      (d)  Exempt under Regulation D, sold to accredited investors.

   2. (a) December 31, 1995, working interests in qualified non-producing natural gas wellbores and associated recompletion contract, 15.5 - 100% working interests at $35,000 per 100% working interest.
      (b)  Underwriters - none
           Selling Agent - WestAmerica Investment Group
      (c)  Cash received $542,500, commissions $37,975.
      (d) Exempt under Regulation D, sold to accredited investors and a limited number of qualified non-accredited investors.




                                   -7-
<P>

  3. (a) Year ended March 31, 1996, 97.7 stock units and 93.7 partnership units. Each stock unit consists of 1,000 shares of $.90 cumulative non-convertible Series B Preferred stock and 1,000 Series A Conditional common stock purchase warrants exercisable at $3.00 before December 31, 1998. Each partnership unit is comprised of a general partner interest in WestAmerica Production Partnership.

      (b)  Underwriters - none
           Selling agent - WestAmerica Investment Group
      (c)  Cash received $973,000, commissions $68,110.
      (d) Exempt under Regulation D, sold to accredited investors and and a limited number of qualified non-accredited investors.

   4. (a) December 31, 1996, working interests in qualified non-producing natural gas wellbores and associated recompletion contract, 15.5 - 100% working interests at $35,000 per 100% working interest.
      (b)  Underwriters - none.
      (c)  Cash received $542,500, commissions $37,975.
      (d) Exempt under Regulation D, sold to accredited investors and a limited number of qualified non-accredited investors.

ITEM 6.(B)   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources. A comparison of the Registrant's balance sheet at March 31, 1997 with its balance sheet at March 31, 1996 shows that current assets decreased from $1,944,000 to $1,137,000. Cash and cash equivalents decreased from $1,025,000 on March 31,1996, to $292,000 on March 31, 1997. Current liabilities decreased from $1,544,000 on March 31, 1996, to $945,000 on March 31, 1997. The current ratio was 1.20:1 on March 31, 1997, compared with 1.26:1 on March 31, 1996. The decrease in liquidity resulted from the acquisition of property and equipment, primarily gas properties and natural gas transportation pipeline systems. The property and equipment - oil and gas properties asset totaled $4,782,000 at March 31, 1997, compared with $3,831,000 at March 31, 1996, an increase of $951,000.

During the fiscal year ended March 31, 1997, the registrant issued
19.7 stock and partnership units in a private placement. Each stock unit consists of 1,000 shares of $.90 Cumulative Non-Convertible Series B Preferred Stock and 1,000 Series A Conditional Common Stock Purchase warrants. Each partnership unit is comprised of a general partnership interest in WestAmerica Production Partnership. Proceeds of the stock and partnership unit placement were $183,000. During the fiscal year 1998 the registrant intends to continue to form joint ventures which provide development capital by monetizing tax credits available from producing its inventory of Section 29 tax credit qualified wellbores.

Cash flow from operating activities declined to $393,000 in the fiscal year ended March 31, 1997, compared to $503,000 in the fiscal year ended March 31, 1996. After the end of the fiscal year on May 28, 1997, the registrant sold 100% of the common shares of WestAmerica Investment Company. As a result the registrant recognized a loss on disposal of business of $313,000 during the fiscal year ended March 31, 1997.
                                  -8-
<P>
In April 1997, the registrant was informed by the primary purchaser of natural gas from the registrant's gas gathering system that gas produced in the registrant's area of operation had outstripped the purchaser's ability to transport and sell through its pipeline system as it was then configured. This caused the registrant and other producers in its area of operation to curtail production and sale of natural gas during periods of low local demand such as April, May and June 1997. The curtailment reduced gas sales by up to 90% in June 1997. In May 1997, the registrant with three other area producers formed a natural gas sales Co-op which reached agreement with the primary purchaser to build a pipeline loop and compressor station which will allow the Co-op to move gas from the pipeline suffering from low demand into an interstate pipeline which benefits from constant year round demand. The pipeline loop and compressor station is expected to be completed by August 1, 1997, which will enable the registrant to sell 100% of its natural gas production on a year round basis regardless of local demand.

The registrant continues to be alert to potential opportunities to merge, acquire or be involved in any business opportunity which may enchance shareholder value.

Results of operations Year ended March 31, 1997 compared to Year Ended March 31, 1996. Total revenues from current operations were $1,585,000 for the year ended March 31, 1997, an increase of $76,000 compared to $1,509,000 for the year ended March 31, 1996. Drilling, recompletion and oil field service income was $760,000 for the year ended March 31, 1997, $498,000 less than was reported for the year ended March 31, 1996. Oil and gas sales totaled $787,000 for the year ended March 31, 1997, an increase of $595,000 from the $192,000 reported for the year ended March 31, 1996. The decrease in drilling, recompletion and oil field service income was primarily the result of lower recompletion contract revenue for recompleting Section 29 tax credit qualified wellbores. Offsetting that decline in revenue was an increase in gas sales that resulted from the well recompletion program. Income from continuing operations totaled $258,000 for the year ended March 31, 1997, compared to $239,000 for the year ended March 31, 1996.

Costs and expenses were $1,327,000 or 84% of revenue for the year ended March 31, 1997, compared to $1,270,000, also 84% of revenue, for the year ended March 31, 1996. Selling, general and administrative expenses were $365,000 in the year ended March 31, 1997, versus
$338,000 in the year ended March 31, 1996.

Proved producing reserves of natural gas totaled 5.7 billion cubic feet (bcf) at March 31, 1997, versus 6.5 bcf at March 31, 1996. Reserves of crude oil were 30,000 barrels at March 31, 1997, versus 62,000 barrels at March 31, 1996. The .8 bcf decrease in gas reserves resulted from downward revisions of previous estimated of 2.3 bcf, sales of minerals in place of .7 bcf less extensions and new discoveries of 2.2 billion cubic feet. A total of 16 gross (14.5 net) wells were drilled or recompleted during the year ended March 31, 1997. The registrant's drilling, recompletion and gathering system construction activities were financed primarily by a Series B Preferred stock offering which raised $1,006,000 and from cash flow from operations. The registrant plans to continue the development of its leasehold position in Northeast Oklahoma by drilling new wells to the productive coal seams underlying those leases and by recompleting abandoned wells which have penetrated various coal seams.
                                  -9-
<P>
With the exception of historical information; many of the matters discussed in this report are forward-looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. Generally, these statements relate to future developments in the Company's markets, anticipated growth of the Company and its business and the Company's future results. As with any forward-looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and projections on which the statements are based. All phases of the Company's operations are subject to a number of influences outside the control of the Company, any one which or a combination of which could materially affect the results of the Company's operations. These include such things as changes in the trends and development of domestic natural gas production, transportation, marketing and consumption, prices of natural gas and crude oil production, adverse changes in the competitive environments for oil and gas exploration, development and production; changes in applicable rules and regulations to which the Company's operations are subject, the availability of a market for natural gas, any material changes in technology of natural gas production or transportation, the availability of a trained labor force at a reasonable cost, costs and expenses of materials and supplies and the availability of financing and required capital resources. There could be other currently unforeseen factors or developments that could materially affect the results of the Company's operations.

ITEM 7.   FINANCIAL STATEMENTS

       See financial statements which follow pages F-1 through F-16


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        NONE


PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Registrant's proxy statement for its 1997 annual meeting of stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference from the Registrant's proxy statement for its 1997 annual meeting of stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated by reference from the Registrant's proxy statement for its 1997 annual meeting of stockholders.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Registrant's proxy statement for its 1997 annual meeting of stockholders.

                                 -10-
<P>

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































                                 -11-
<P>
                              SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WESTAMERICA CORPORATION
                                            BOARD OF DIRECTORS




  June 27, 1997                                /s/ E.R. Foraker
        Dated                                  E.R. Foraker, President



                                             /s/ William F.Groszkruger
                                               William F. Groszkruger



                                              /s/ Robert M. Coleman
                                               Robert M. Coleman






























                                 -12-
<P>
ITEM 7.  FINANCIAL STATEMENTS

                     INDEPENDENT AUDITORS' REPORT

Board of Directors
WestAmerica Corporation

We have audited the accompanying consolidated balance sheet of WestAmerica Corporation as of March 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of WestAmerica Investment Company, a wholly owned subsidiary and discontinued business segment. WestAmerica Investment Company's net assets of $443,000 are included in "Net assets of discontinued operations" in the consolidated balance sheet. WestAmerica Investment Company's statements were audited by another auditor whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for WestAmerica Investment Company, is based solely on the reports of the other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and reports of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of another auditor, the financial statements referred to above present fairly, in all material respects, the financial position of WestAmerica
Corporation as of March 31, 1997 and the results of its operations and its cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.


TULLIUS TAYLOR SARTAIN & SARTAIN

/s/ Tullius Taylor Sartain & Sartain

Tulsa, Oklahoma
June 27, 1997



                                  F-1
<P>
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

In my opinion, such financial statements referred to above present fairly, in all material respects, the financial condition of WestAmerica Investment Company as of March 31, 1996 and the supplemental schedule of net capital computation at March 31, 1996 and the results of its operations, cash flows, and changes in stockholder's equity for the fifteen months then ended in conformity with generally accepted accounting principles.

                                          /s/ George Brenner
                                         George Brenner, C.P.A.
Beverly Hills, California
May 3, 1996

                                     F-2
<P>
                            George Brenner
                      CERTIFIED PUBLIC ACCOUNTANT
                  9300 WILSHIRE BOULEVARD, SUITE 550
                    BEVERLY HILLS CALIFORNIA  90212
                                               TELEPHONE  (310)276-8845
                                               FAX:       (310)276-5933

                   REPORT OF INDEPENDENT ACCOUNTANT

Board of Directors
WestAmerica Investment Company
Scottsdale, Arizona

I have audited the accompanying statement of financial condition of WestAmerica Investment Company (DBA WestAmerica Investment Group) as of March 31, 1997 and related statements of income, cash flows, and changes in shareholder's equity for the year then ended. These financial statements are being filed pursuant to Rule 17 a-5 of the Securities Exchange Act of 1934 and include the supplemental schedule of the net capital computation required by rule 15c3-1.

These financial statements are the responsibility of WestAmerica
Investment Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted by audit in accordance with the generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, such financial statements referred to above present fairly, in all material respects, the financial condition of WestAmerica Investment Company as of March 31, 1997 and the supplemental schedule of net capital computation at March 31, 1997 and the results of its operations, cash flows and changes in stockholder's equity for the year then ended in conformity with generally accepted accounting principles.

                                                 /s/ George Brenner
                                                George Brenner, CPA

Beverly Hills, California
May 3, 1997





                                  F-3
<P>
                       WESTAMERICA CORPORATION

                      CONSOLIDATED BALANCE SHEET
                        (Dollars in Thousands)


Assets                                                  March 31, 1997
Current assets:
  Cash and cash equivalents                                $     292
  Accounts receivable:
     Trade                                                       213
     Oil and gas partnership (Note 6)                            236
     Other                                                        43
  Notes receivable                                                89
  Inventories                                                    264
Total current assets                                           1,137

Property and equipment:
  Oil and gas properties, successful efforts method            4,782
  Transportation, drilling and other equipment                   554
  Land and buildings                                             950
  Less accumulated depreciation, depletion and
     amortization                                             (3,704)

                                                               2,582

Net assets of discontinued operations (Note 9)                   443

Other assets                                                     216

Total assets                                              $    4,378





















            See notes to consolidated financial statements.

                                  F-4
<P>

                        WESTAMERICA CORPORATION

                      CONSOLIDATED BALANCE SHEET
                        (Dollars in Thousands)

                                              March 31, 1997

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                 $    62
  Notes payable - stockholders                       63
  Accounts payable and accrued expenses             431
  Prepaid drilling
    and well recompletion contracts (Note 7)        389

Total current liabilities                           945

Deferred income                                      27
Notes payable                                       490
Notes payable - stockholders                         73

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized:
       Series A convertible preferred stock
          redeemable and cumulative, 100,000 shares
          outstanding, $1,000,000 liquidation
          preference                                  1
      Series B preferred stock redeemable
         and cumulative, 121,700 shares
         outstanding, $1,095,300 liquidation
         preference                                   1
  Common stock, $.01 par value, 10,000,000
    shares authorized; issued
        3,119,504, outstanding
        3,117,574                                    31
  Additional paid-in capital                      6,448
  Deficit                                        (3,636)
  Treasury stock, at cost -
    1,930 shares                                     (2)

Total stockholders' equity                        2,843

Total liabilities and
  stockholders' equity                          $ 4,378








            See notes to consolidated financial statements
                                    F-5
<P>
                          WESTAMERICA CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in Thousands)

                                              Year ended March 31,
                                              1997            1996

Revenues:
  Oil and gas sales                           $  787         $  192
  Drilling, recompletion
    and service income                           760          1,258
  Interest and other                              38             59

                                               1,585          1,509

Costs and expenses:
  Oil and gas operations                         564            639
  Expired and surrendered leases                   -             65
  Selling, general and administrative            365            338
  Depreciation, depletion and amortization       337            160
  Interest                                        61             52
  Other                                            -             16

                                               1,327          1,270

Income from continuing operations                258            239
Discontinued operations:
  Income from operations of
    discontinued business                         70              3
  Loss on disposal of business                  (313)             -

Net income                                        15            242
Less preferred stock dividend                   (186)          (117)
Net income (loss)applicable
  to common stock                             $ (171)        $  125

Earnings per common share:
  Income from continuing operations             $ .02         $ .04

  Net income (loss) applicable
    to common stock                             $(.06)         $.04

Weighted average common shares outstanding    3,005,631    2,967,523










              See notes to consolidated financial statements.

                                    F-6
<P>
                           WESTAMERICA CORPORATION

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Dollars in Thousands)

                                             Additional   Retained
                          Preferred   Common    Paid-in    Earnings Treasury
                           Stock      Stock    Capital    (Deficit)    Stock  Total
Balance, March 31, 1995      $  1       $ 29    $5,602    $(3,893)    $(19)  $1,720

Issuance of preferred stock     1          -       808          -        -      809

Issuance of common stock        -          1        50          -        -       51

Cancellation of treasury stock  -          -       (17)         -       17        -


Preferred stock dividends       -          -      (117)         -        -     (117)


Net income                      -         -          -        242        -      242


Balance, March 31, 1996         2        30      6,326     (3,651)      (2)   2,705


Issuance of preferred stock     -         -        197          -        -      197

Issuance of common stock        -         1        111          -        -      112

Preferred stock dividends       -         -       (186)         -        -     (186)

Net income                      -         -          -         15        -       15


Balance, March 31, 1997       $ 2      $ 31     $6,448    $(3,636)    $ (2)   $2,843
















              See notes to consolidated financial statements

                                    F-7
<P>
                         WESTAMERICA CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                                Year ended March 31,
                                                 1997          1996

Cash Flows from Operating Activities
Net income                                    $    15         $   242
Adjustments to reconcile net income
  to net cash provided by
  operating activities
    Depreciation, depletion and
       amortization                               337             160
    Loss on disposal of discontinued
       business                                   313               -
    Loss on sales of assets                         7              59
    Increase in receivables                      (196)           (235)
    Decrease (increase) in other assets          (109)              9
    Increase in accounts payable,
       drilling and well completion advances
       and accrued expenses                        26             268

Net cash provided by
   operating activities                           393             503

Cash Flows from Investing Activities
Purchases of marketable securities                (68)            (68)
Proceeds from sales of marketable
  securities                                      121              13
Expenditures for property and
   equipment                                     (902)           (946)
Proceeds from sales of property
   and equipment                                    -             119
Net cash used in investing
  activities                                     (849)           (882)

Cash Flows from Financing Activities
Repayment of bank borrowing                       (50)            (21)
Proceeds from bank borrowing                      115             108
Decrease in notes payable to stockholder          (34)              -
Proceeds from preferred stock offering            197             860
Dividends paid                                   (186)           (117)

Net cash provided by financing
  activities                                       42             830
Net increase (decrease) in cash and
  cash equivalents                               (414)            451
Cash and cash equivalents, beginning
  of year                                         706             574
Cash and cash equivalents, end of year            292           1,025
Cash of discontinued operations                     -            (319)
Cash and cash equivalents of continuing
  operations                                  $   292         $   706




              See notes to consolidated financial statements.
                                    F-8
<P>
                          WESTAMERICA CORPORATION


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               TWO YEARS IN THE PERIOD ENDED MARCH 31, 1997


Note 1 - Summary of Significant Accounting Policies

     Basis of presentation

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

    Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas producing activities. Under this method, proved property acquisition costs, costs of productive exploratory wells and all developments costs (including lease acquisition, tangible and intangible costs) are capitalized. The costs of drilling exploratory wells are initially capitalized as wells in progress and are expensed




                                    F-9
<P>
if the wells are determined to be nonproductive. Upon the sale of property, the cost of the property and accumulated depreciation, depletion and amortization are removed from the accounts and any gain or loss is recognized. Depreciation, depletion and amortization of oil and gas properties is computed on a property-by-property basis using the unit-of-production method based upon estimated proved oil and gas reserve quantities determined by a petroleum engineer. Valuation allowances are provided if the net capitalized costs of oil and gas properties exceed their estimated realizable values based on the undiscounted future net revenues.

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









                                   F-10
<P>
      Statement of cash flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Amounts paid for interest were $61,000 and $52,000 for the years ended March 31, 1997 and 1996, respectively.

     Earnings (loss) per common share

Net income (loss) per common share is computed based on the weighted average number of common and common equivalent shares outstanding. The effects of warrants and convertible preferred stock would be antidilutive and therefore are not considered in the computations.

Note 2 - Notes Payable

Notes payable consist of the following (dollars in thousands):

Floating rate (10.75% at March 31, 1997) bank note
  payable in monthly installments of $4,432 including
  interest, due March, 2000, collateralized by the
  Company's real estate and 341,466 shares of the
  Company's common stock owned by the Company's
  president                                                     $362
Bank note payable in monthly installments of $2,129,
  including interest at 10% due April 1, 2000,
  collateralized by equipment                                     67
Floating rate (9.25% at March 31, 1997) bank note
  payable in monthly installments of $1,814, including
  interest, due May 2001, collateralized by equipment             75
Note payable in monthly installments of $700 including
  interest at 10.5% due September 2001, collateralized
  by vehicles                                                     30
Other                                                             18

                                                                 552
Less amount due in one year                                       62

Notes payable - noncurrent                                      $490

The carrying amounts of the Company's borrowings under its debt obligations approximate their fair values.








                                   F-11
<P>
Notes payable -stockholder consist of the following (dollars in thousands):

Note due January 2, 1998 requiring monthly
  payment of $4,465 including interest at
  9%, collateralized by equipment                               $ 63
Note bearing interest at 10% without stated
  repayment terms, classified as noncurrent                       73

                                                                 136
Less amount due in one year                                       63

Notes payable to stockholder - noncurrent                       $ 73

Annual maturities are (in thousands): 1998 - $125; 1999 - $142; 2000 - $382; 2001 - $30; 2002 - $9.

Note 3 - Income Taxes

At March 31, 1997, tax net operating loss carryforwards of approximately $2,400,000 expiring in 2002 through 2011, percentage, depletion carryforwards of approximately $680,000 and approximately $83,000 of investment tax credit carryforward are available to reduce income taxes in future years. Approximately $755,000 of the net operating loss carryforward is subject to separate return limitation rules.

For financial reporting purposes, the tax effects of temporary differences, net operating losses, and percentage depletion and investment tax credit carryforwards have not been recognized and will reduce the financial tax provision when they are realized.

Any deferred tax asset resulting from these tax carryforwards and temporary differences would be eliminated by a valuation allowance since realization does not meet the "more probable than not" criteria of Statement of Accounting Financial Standards No. 109.

Note 4 -  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company places its cash in high quality, federally insured, financial institutions. At times, the Company may have uninsured cash deposits with a brokerage firm. Accounts receivable are primarily from major oil and gas purchasers. The company does not require collateral, monitors the credit worthiness of its customers and has not experienced any significant bad debts.






                                   F-12
<P>

Note 5 - Stockholders' Equity

During fiscal 1996 and 1997, the Company issued 121.7 stock Units and
115.7 Partnership Units in a private placement. Each stock unit consists of 1,000 share of $.90 cumulative non-convertible Series B Preferred Stock and 1,000 Series A Conditional Common Stock Purchase Warrants. Each Partnership Unit is comprised of a general partner interest in WestAmerica Production Partnership. Proceeds of the Stock Units were $1,027,000, net of commissions and offering expenses. Proceeds of the Partnership Units were $107,900, net of expenses.

The Series B preferred shares have a liquidation preference of $9 per share and are redeemable at the option of the Company, commencing December 1, 1996, in whole or in part, initially at a redemption price of $10 per share and thereafter at prices declining to $9 per share, on or after December 1, 2006.

The Common Stock Purchase Warrants issued with the units entitle the holder, conditioned upon compliance with applicable securities laws at the time of exercise, to purchase common shares for $3 per share, subject to adjustment in certain circumstances, through December 31, 1998. Warrants to purchase an additional 31,820 shares of common stock for $1.00 per share, expiring December 31, 1998, have been issued to employees.

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

Note 6 - Oil and Gas Partnerships

During 1995, Oklahoma Resources General Partnership (the Partnership) was formed with Oklahoma Resources Corporation (ORC), a wholly owned subsidiary of WestAmerica, as the Managing General Partner. Under the Partnership agreement, the Managing General Partner bears the cost of all leasehold and equipment while the Additional General Partners bear the intangible development costs. ORC contributed leasehold and equipment costing approximately $180,000 to the Partnership in exchange for its 50% Partnership interest. Additional General Partners contributed $407,500 for their 50% Partnership interests and loaned the Partnership $407,500. The notes bear interest at 10.25% per annum, are repayable in quarterly installments over three years,








                                   F-13
<P>
and are guaranteed by the Managing General Partner. ORC will be reimbursed for the administrative costs and overhead expenses directly related to management and operations of the Partnership, up to 3% of the total gross revenue of the Partnership.

The Partnership entered into a drilling contract with WestAmerica to drill 26 wells for the Partnership. In 1997 and 1996, WestAmerica recorded drilling contract revenue of $69,000 and $509,000, respectively, and drilling costs of $39,000 and $298,000, respectively, exclusive of indirect costs.

During 1997 and 1996, most of the partnership's gas wells were shut-in awaiting pipeline connection, and the Partnership had insufficient cash flow to make the Additional General Partner loan payments. The Company advanced the Partnership approximately $115,000 and $121,000, in 1997 and 1996, respectively, included in accounts receivable - related parties, to meet the Additional General Partner loan obligations. The advances are recoupable from future Partnership cash flow.

The objective of the WestAmerica Production Partnership (see Note 5) is to invest in producing natural gas properties, production from which qualifies for federal income tax credits for the production of coal seam gas pursuant to Section 29.

Note 7 - Section 29 Income Tax Credit Program

During 1996, the Company began a program of leasing properties upon which existing non-producing wells are located, the gas production from which is "coal seam gas" qualifying for tax credits under Section 29 of the Internal Revenue Code. The Company sells the working interests in these properties for cash and the right to retain a portion of the proceeds from the gas produced from the property. The Company is obligated to recomplete the wells into the coal seam.
After recompletion and testing to determine the production capability of the well, the Company records the revenue on the property sale, net of well recompletion costs. In 1997 and 1996, the Company recorded $408,000 and $754,000 respectively, of revenue from the sales of
Section 29 tax credit properties. In addition, the current liability for prepaid drilling and well completion contracts includes $389,000 of proceeds from such sales for which the recompletion obligations had not been met as of March 31, 1997.

Note 8 - Profit Sharing Plan

In fiscal 1997, the Company formed a 401(K) benefit plan which is available to all employees who meet age and service requirements. The Company is not obligated to make any contributions but may make voluntary contributions. No contribution was made in 1997.

Note 9 - Discontinued Operations

On May 28, 1997, the Company completed the disposition of its investment brokerage business segment by selling its issued and outstanding stock of its wholly owned subsidiary WestAmerica Investment Group, Inc. to an unrelated party for $443,000. WestAmerica Investment Company is a wholly-owned subsidiary of WestAmerica Investment Group. The net assets of WestAmerica Investment Group had a carrying value of $744,000 as of March 31, 1997. The carrying value has been reduced by $301,000 to the amount realized on the sale of $443,000 which is reported in the balance sheet as "Net assets of discontinued operation."
                                   F-14
<P>
A summary of operations of the discontinued business segment follows:

                                             (Dollars in Thousands)
                                                1997        1996

Revenue                                      $ 3,376       $ 3,858
Expenses                                       3,306         3,855
Net Income                                   $    70      $      3


Results of operations for the period April 1 through May 28, 1997 are not material.


Note 10 - Commitments and Contingencies

The Company has made unsecured advances of $154,000 to a limited partnership in which it is a limited partner. These advances are included in other assets in the accompanying consolidated balance sheet. The company has also guaranteed limited partnership debt of $1,268,000, which is secured by partnership property.

Note 11 - Related party Transactions

The Company acquired a working interest in a producing oil property from shareholders of the Company in exchange for 112,213 shares of the Company's common stock. It also exchanged certain producing wells with the Company's President.

The Company operates a gas pipeline gathering system for which it charges a transportation fee in the form of a percentage of gas transported. Certain wells owned by Oklahoma Resources General Partnership, certain other partnerships and the Company's President are charged fees based on the Company's pipeline operating costs.

The Company provides certain services for which it is compensated, related to oil and gas properties owned by its President. Included in accounts payable is $126,000 owed to the Company's President at March 31, 1997, resulting from gas revenue collected and proceeds from a property sale, less operating expenses.


















                                   F-15
<P>
Note 12 - Oil and Gas Information

Capitalized costs relating to oil and gas producing activities are as follows (dollars in thousands):

                                                       March 31,
                                                  1997           1996


Proved oil and gas properties                   $4,782         $3,821
Less accumulated depreciation,
  depletion and amortization                     2,455          2,189


Net capitalized costs                            $2,327        $1,632


Costs incurred in oil and gas producing activities are as follows
(dollars in thousands):
                                                 Year ended March 31,
                                                 1997           1996


Exploration and development
  costs                                          $  929        $  935
Property acquisition costs                       $  112        $    -

Results of operations for oil and gas producing activities are as follows (dollars in thousands):

                                                  Year ended March 31,
                                                 1997           1996


Oil and gas sales                                $  787        $  192

Lease operating costs                              (306)         (212)

Production taxes                                    (19)           (9)

Depreciation, depletion, and
  amortization                                     (268)          (80)


Results of operations
  for oil and gas
  producing activities
  (excluding overhead and
  financing costs)                               $  194       $  (109)











                                   F-16
<P>
Note 13 - Oil and Gas Reserves Information (Unaudited)

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

The following table sets forth the Company's proved oil and gas reserves at March 31, 1997 and 1996 together with the changes therein:

                              Changes in Proved Reserves (Unaudited)


                                    1997                1996
                                 Oil      Gas        Oil     Gas
                                (Bbl)    (Mcf)      (Bbl)    (Mcf)
                                                 (In Thousands)

Proved reserves,beginning
  of year                         62   6,551          93    1,594
Revisions of previous
  estimates                      (26) (2,277)(2)     (24)     (48)
Extensions and discoveries         -   2,158(1)        -    5,100(1)
Purchases of minerals in place     -     233           -        -
Production                        (6)   (315)         (7)     (75)
Sales of minerals in place         -    (678)          -      (20)

Proved reserves, end of year      30   5,672          62    6,551

Proved developed reserves:
  Beginning of year               62   6,551          93      617
  End of year                     30   5,672          62    6,551

(1) Reserve extensions and discoveries resulted primarily from activities of Oklahoma Resources General Partnership (see Note 6) and Section 29 income tax credit program (see Note 7).

(2) Downward revisions of previous estimates resulted from reevaluation after production history for wells that had previously been evaluated using volumetric methods.









                                   F-17
<P>
         Standardized Measure of Discounted Future Net Cash Flows
                  Relating to Proved Reserves (Unaudited)

                                                     1996       1995
                                                       (In Thousands)

Future cash inflows                                  $11,081  $11,219
Future production and
  development costs                                   (3,829)  (3,858)
Future income tax expense                                  -        -


Future net cash flows                                  7,252    7,371
Annual discount (10%) for
  estimated timing of cash flows                      (2,672)  (3,139)


Standardized measure of discounted
  future net cash flows                              $ 4,580   $4,232


       Changes in Standardized Measure of Discounted Future Net Cash
                  Flows from Proved Reserves (Unaudited)


                                                    Year ended March 31,
                                                     1997         1996
                                                      (In Thousands)

Sales of oil and gas produced,
  net of production costs                       $   (136)    $  (55)
Net changes in price and
  production costs                                   153        297
Revisions of quantity estimates                   (1,487)       (84)
Extensions and discoveries                         1,706      3,163
Net changes from purchases and
  sales of minerals in place                        (204)        (2)
Accretion of discount                                423         93
Other                                               (107)      (108)

Changes in standardized measure                      348      3,304
Standardized measure, beginning
  of period                                        4,232        928

Standardized measure, end of
  period                                          $4,580     $4,232













                                   F-18
<P>
The standardized measure of discounted future net cash flows from proved reserves is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves. Estimated future expenditures to be incurred in producing the reserves are based on year-end costs. Estimated future income tax expenses to be incurred on pretax net cash flows less tax basis of the properties and available carryforwards and credits are based on end of period statutory tax rates. The estimated future net cash flows are discounted at ten percent a year to reflect estimated timing of future cash flows.



































                                   F-19
<P>