Form 10QSB
period 1997-06-30
WESTAMERICA CORP
filed 1997-08-14
CIK 836044

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997         Commission File No.   0-17538

                          WESTAMERICA CORPORATION
        (Exact name of Registrant as specified in its charter)

            Oklahoma                                 73-1322822
  (State or other jurisdiction of                 (I.R.S. Employer
 incorporated or organization)                     Identification No.)

                 Highway 75 North, Dewey, Oklahoma   74029
           (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:   (918) 534-1700


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     As of June 30, 1997 the Registrant had outstanding 3,119,504 shares of Common stock, par value $.01 per share, which is the Registrant's only class of common stock.

                        WESTAMERICA CORPORATION

                    QUARTERLY REPORT ON FORM 10-QSB

                  For the Quarter ended June 30, 1997


                           TABLE OF CONTENTS

                                PART I

                                                                  Page
Item 1.    Consolidated Financial Statements (Unaudited):
           Balance Sheet as of June 30, 1997. . . . . . . . . . . . 3
           Statement of operations for three months ended
              June 30, 1997 and 1996 (Unaudited) . . . . .. . . . . 4
           Statement of cash flows for three months ended
              June 30, 1997 and 1996 (Unaudited). . . . . . . . . . 5
           Notes to Consolidated Financial Statements (Unaudited) . 6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations . . .   7

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

                        WESTAMERICA CORPORATION
                      CONSOLIDATED BALANCE SHEET
                        (Dollars in Thousands)
                              (Unaudited)
         ASSETS                                             JUNE 30
                                                              1997

CURRENT ASSETS:
   Cash and cash equivalents                                 $    225
   Accounts receivable:
      Oil and gas partnership                                     272
      Trade                                                         3
      Other                                                        64
   Notes receivable                                                89
   Inventories                                                    259
      TOTAL CURRENT ASSETS                                        912

PROPERTY AND EQUIPMENT:
   Oil and gas properties, successful
     efforts method                                             4,884
   Transportation, drilling and
     other equipment                                              570
   Land and buildings                                             950
   Less accumulated depreciation,
     depletion, and amortization                               (3,733)
                                                                2,671

OTHER ASSETS:

   Other assets                                                   254
   TOTAL ASSETS                                              $  3,837

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current portion
     of long-term debt                                       $    111
   Accounts payable and accrued expenses                          152
   Prepaid drilling and well completion contract                  402
      TOTAL CURRENT LIABILITIES                                   665

DEFERRED INCOME                                                    27
LONG-TERM DEBT                                                    501

STOCKHOLDERS' EQUITY:
   Preferred stock authorized 1,000,000 shares, $.0l par
    value; non voting convertible preferred stock, redeem-
    able and cumulative, outstanding 100,000 shares.  Non-
    voting cumulative non-convertible series B preferred
    stock, outstanding 121,700 shares.                              2
   Common stock, $.01 par value authorized 10,000,000
    shares; issued 3,119,504, outstanding 3,117,574 shares         31
   Additional paid-in capital                                   6,397
   Deficit                                                     (3,784)
   Treasury stock, at cost, 1,930 shares                          ( 2)
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    2,644
                                                             $  3,837
            See notes to consolidated financial statements

                        WESTAMERICA CORPORATION
                        STATEMENT OF OPERATIONS
                        (Dollars in Thousands)
                              (Unaudited)

                                                  Three Months Ended
                                                        JUNE 30 ,
                                                   1997        1996
REVENUES:
   Oil and gas sales                            $     23    $     60
   Drilling, recompletion
     and service income                               67         127
   Interest and other                                  9           6
                                                      99         193

COSTS AND EXPENSES:

   Oil and gas operations                            115         124
   Selling, general and administrative                89          62
   Depreciation, depletion and
    amortization                                      29          30
   Interest                                           14          17

                                                     247         233


Net loss from continuing operations                 (148)        (40)

   Income from operations of
     discontinued business                            -0-         93

NET INCOME (LOSS)                                   (148)         53
Less preferred stock dividend                        (50)        (47)
Net income (loss) applicable
   to common stock                              $   (198)   $      6

Earnings per common share:
   Income (loss) from continuing operations     $    .05    $    .01

Net income (loss) applicable
  to common stock                               $   (.06)   $    .00

AVERAGE SHARES OUTSTANDING                      3,117,574   5,315,020










            See notes to consolidated financial statements.

                        WESTAMERICA CORPORATION
                   THREE MONTHS ENDED JUNE 30, 1997
                        STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)

                                                 Three Months Ended
                                                     June 30
                                                  1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                $  (148)    $    53
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities
    Depreciation, depletion and amortization          29          33
    Gain on sale of assets                           -0-        (101)
    Decrease (Increase) in receivables               153         (45)
    Decrease (Increase) in inventory                   5         (55)
    Increase in other assets                         (38)       (135)
    Decrease in accounts payable,
           drilling and well completion advances
       and accrued expenses                         (267)       (102)
    Other                                            -0-           4

Net cash used in operating activities               (266)       (348)

Cash Flows from Investing Activities

    Purchase of marketable securities                  -         (39)
    Expenditures for property and equipment         (118)       (321)
    Proceeds from discontinued business              443          -0-
    Proceeds from sales of property
      and equipment                                  -0-         120

Net cash used in
    investing activities                             325        (240)


Cash Flows from Financing Activities
    Repayment of bank borrowing                      (17)        (13)
    Increase in bank borrowing                        14          79
    Decrease in notes payable
      to stockholders                                (73)         -0-
    Dividends paid                                   (50)        (47)

Net cash provided by
  financing activities                              (126)         19
Net decrease in cash and
  cash equivalents                                  ( 67)       (569)
Cash and cash equivalents, beginning
  of period                                          292         706
Cash and cash equivalents, end of period        $    225     $   137



            See noted to consolidated financial statements

                          WESTAMERICA CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THREE MONTHS ENDED JUNE 30, 1997
                                (Unaudited)


1. Basis of Presentation.

The financial statements presented herein were prepared in accordance with the instructions to Form 10-QSB. Accordingly the statements presented do not include all the information and note disclosure required by generally accepted accounting principles. The statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended March 31, 1996. The accompanying financial statements have not been audited by independent accountants but, in the opinion of management, contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the three months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the financial statements of WestAmerica Corporation and the notes related thereto included under
Item 1 of this report.

MD&A CAPITAL RESOURCES & LIQUIDITY

Consolidated current assets decreased $225,000 to $912,000 at June 30, 1997, compared with $1,137,000 at March 31, 1997. Current liabilities decreased to $702,000 at June 30, 1997, from $945,000 at March 31, 1997.
The current ratio was 1.30:1 at June 30, 1997, compared to 1.20:1 at March 31, 1997. The Registrant has sufficient liquidity to provide for foreseeable business needs.

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1997, were $99,000 compared to $193,000 for the three month period ended June 30, 1996. Revenue from oil and gas operations decreased $94,000 due to a gas purchase curtailment by Williams Natural Gas Pipeline Company, the primary gas transportation entity in the area of the Registrant's gas wells. The curtailment was caused by insufficient local demand beginning in March and continuing through the end of the quarter. The registrant is a participant in a recently formed gas purchasing co-operative which is building a pipeline loop and compressor station which will enable each of the co-operative's participants access to the interstate natural gas market. This plan is expected to alleviate the current curtailment and the future possibility of curtailment. Costs and expenses were $247,000 for the three months ended June 30, 1997, compared to $233,000 for the three month period ended June 30, 1996.


                                  PART II
                             OTHER INFORMATION

Item 4

As provided for in the Registrant's bylaws, on June 30, 1997 holders of a majority of the Registrant's common stock consented in writing to an amendment to the Registrant's Certificate of Incorporation increasing the Registrant's authorized stock to 51,000,000 shares consisting of 50,000,000 shares of common stock having a par value of $0.01 per share and 1,000,000 shares of preferred stock having a par value of $0.01 per share and to reverse split the common stock of the Registrant whereby each three shares of common stock of the Registrant par value $0.01 per share became 1 share of common stock par value $0.01 per share effective July 2, 1997.

Item 5

As reported on Form 8-K, effective June 26, 1997, Edward R. Foraker ("Foraker") and W.F. Groszkruger ("Groszkruger") entered into a stock purchase agreement with Capital Investment Partners, Inc. ("Capital") a Delaware Corporation whereby Foraker and Groszkruger have agreed to sell all of their (including various family members) outstanding shares of common stock of the Registrant to Capital. Foraker in addition to being a member of the Board of Directors of the Registrant is also President. Groszkruger is a member of the Board of Directors. Capital is a private investment banking firm involved in financing Sports World 2,000 Resort, Inc., a sports based theme park and time share project planned for Orlando, Florida. Foraker, Groszkruger and family members collectively own 1,559,024 shares (Foraker and family own 1,300,154 shares, Groszkruger and his wife own 258,870 shares) which represent approximately 51% of the total issued and outstanding shares of the Registrant. Upon the completion of the purchase of the shares by Capital a change of control of the Registrant will occur from sellers to Capital.

On July 2, 1997, the common stock of the Registrant was split 1 for 3.

The Registrant will continue its oil and gas operations.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Resistant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WESTAMERICA CORPORATION


Date:  August 4, 1997                  By:   /s/ E.R. Foraker
                                           E.R. Foraker
                                           President and Director,
                                           Principle Executive Officer,
                                           Principle Financial Officer, and
                                           Principle Accounting Officer


                                            /s/ William F. Groszkruger
                                           William F. Groszkruger, Director


                                              /s/ Robert M. Coleman
                                           Robert M. Coleman, Director