Form 10QSB/A
period 1997-06-30
WESTAMERICA CORP
filed 1997-08-20
CIK 836044

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

     As of June 30, 1997 the Registrant had outstanding 1,039,835 shares of Common stock, par value $.01 per share, which is the Registrant's only class of common stock.

This amendment is being sent to correct shares of Common stock, net loss per share and correcting spelling of Sportsworld.

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

                        WESTAMERICA CORPORATION
                      CONSOLIDATED BALANCE SHEET
                        (Dollars in Thousands)
                              (Unaudited)
         ASSETS                                             JUNE 30
                                                              1997

CURRENT ASSETS:
   Cash and cash equivalents                                 $    225
   Accounts receivable:
      Oil and gas partnership                                     272
      Trade                                                         3
      Other                                                        64
   Notes receivable                                                89
   Inventories                                                    259
      TOTAL CURRENT ASSETS                                        912

PROPERTY AND EQUIPMENT:
   Oil and gas properties, successful
     efforts method                                             4,884
   Transportation, drilling and
     other equipment                                              570
   Land and buildings                                             950
   Less accumulated depreciation,
     depletion, and amortization                               (3,733)
                                                                2,671

OTHER ASSETS:

   Other assets                                                   254
   TOTAL ASSETS                                              $  3,837

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current portion
     of long-term debt                                       $    111
   Accounts payable and accrued expenses                          152
   Prepaid drilling and well completion contract                  402
      TOTAL CURRENT LIABILITIES                                   665

DEFERRED INCOME                                                    27
LONG-TERM DEBT                                                    501

STOCKHOLDERS' EQUITY:
   Preferred stock authorized 1,000,000 shares, $.0l par
    value; non voting convertible preferred stock, redeem-
    able and cumulative, outstanding 100,000 shares.  Non-
    voting cumulative non-convertible series B preferred
    stock, outstanding 121,700 shares.                              2
   Common stock, $.01 par value authorized 50,000,000
    shares; issued 1,039,835, outstanding 1,039,191 shares         31
   Additional paid-in capital                                   6,397
   Deficit                                                     (3,784)
   Treasury stock, at cost, 643 shares                            ( 2)
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    2,644
                                                             $  3,837
            See notes to consolidated financial statements

                        WESTAMERICA CORPORATION
                        STATEMENT OF OPERATIONS
                        (Dollars in Thousands)
                              (Unaudited)

                                                  Three Months Ended
                                                        JUNE 30 ,
                                                   1997        1996
REVENUES:
   Oil and gas sales                            $     23    $     60
   Drilling, recompletion
     and service income                               67         127
   Interest and other                                  9           6
                                                      99         193

COSTS AND EXPENSES:

   Oil and gas operations                            115         124
   Selling, general and administrative                89          62
   Depreciation, depletion and
    amortization                                      29          30
   Interest                                           14          17

                                                     247         233


Net loss from continuing operations                 (148)        (40)

   Income from operations of
     discontinued business                            -0-         93

NET INCOME (LOSS)                                   (148)         53
Less preferred stock dividend                        (50)        (47)
Net income (loss) applicable
   to common stock                              $   (198)   $      6

Earnings per common share:
   Income (loss) from continuing operations     $   (.14)    $  (.02)

Net income (loss) applicable
  to common stock                               $   (.19)   $    .00

AVERAGE SHARES OUTSTANDING                      1,039,191   1,771,673










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

Item 5

As reported on Form 8-K, effective June 26, 1997, Edward R. Foraker ("Foraker") and W.F. Groszkruger ("Groszkruger") entered into a stock purchase agreement with Capital Investment Partners, Inc. ("Capital") a Delaware Corporation whereby Foraker and Groszkruger have agreed to sell all of their (including various family members) outstanding shares of common stock of the Registrant to Capital. Foraker in addition to being a member of the Board of Directors of the Registrant is also President. Groszkruger is a member of the Board of Directors. Capital is a private investment banking firm involved in financing Sportsworld 2,000 Resort, Inc., a sports based theme park and time share project planned for Orlando, Florida. Foraker, Groszkruger and family members collectively own 1,559,024 shares (Foraker and family own 1,300,154 shares, Groszkruger and his wife own 258,870 shares) which represent approximately 51% of the total issued and outstanding shares of the Registrant. Upon the completion of the purchase of the shares by Capital a change of control of the Registrant will occur from sellers to Capital.

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