Form 10QSB
period 1997-09-30
WESTAMERICA CORP
filed 1997-11-10
CIK 836044

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997               Commission File No.  0-17538

                             WESTAMERICA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Oklahoma                                       73-1322822
--------------------------------------------------------------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporated or organization)                            Identification No.)

     3300 S.W. 34th Avenue, Suite 148, Ocala, Florida           34474
--------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:(352) 861-0012

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]    No  [   ]

         As of September 30, 1997, the Registrant had outstanding 11,237,660 shares of Common stock, par value $.01 per share, which is the Registrant's only class of common stock.

                             WESTAMERICA CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                    For the Quarter ended September 30, 1997

                                TABLE OF CONTENTS

                                     PART I


Item 1. Consolidated Financial Statements (Unaudited)
            Balance Sheet as of September 30, 1997
         Statement of operations for three months ended
              September 30,1997 and 1996 (Unaudited)
            Statement of operations for six months ended
                  September 30, 1997 and 1996 (Unaudited)
            Statement of cash flows for six months ended
                  September 30, 1997 and 1996 (Unaudited)
            Notes of Consolidated Financial Statements(Unaudited)

Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations

Signatures

                             WESTAMERICA CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                       September 30
                  ASSETS                                                   1997
                                                                        --------
CURRENT ASSETS:
  Cash and cash equivalents ..................................          $   127
 Investment ..................................................              115
  Accounts receivable:
         Oil and gas partnership .............................              313
         Trade ...............................................               95
         Other ...............................................               58
  Notes receivable ...........................................               89
  Inventories ................................................              315
                                                                        -------
         TOTAL CURRENT ASSETS ................................            1,112

PROPERTY AND EQUIPMENT:
  Oil and gas properties, successful
    efforts method ...........................................            4,981
  Transportation, drilling and
    other equipment ..........................................              601
  Land and buildings .........................................              994
  Less: accumulated depreciation,
    depletion, and amortization ..............................           (3,775)
                                                                        -------
                                                                          2,801
OTHER ASSETS:

  Other assets ...............................................              271
  Long-term Investment .......................................              235

  TOTAL ASSETS ...............................................          $ 4,419
                                                                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion
         of long-term debt ...................................          $    94
  Accounts payable and accrued expenses ......................              247
  Prepaid drilling and well completion contract ..............              637

         TOTAL CURRENT LIABILITIES ...........................              978

DEFERRED INCOME ..............................................               27
LONG-TERM DEBT ...............................................              499

                             WESTAMERICA CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)
                                   (continued)


                                                                       September 30
                                                                           1997
                                                                        --------
STOCKHOLDERS' EQUITY:
  Preferred  stock  authorized 1,000,000 shares, $.01 par
    value;  non-voting convertible preferred stock,  redeemable and cumulative,  outstanding 100,000
    shares. Nonvoting cumulative non-convertible series B preferred
    stock, outstanding 121,700 shares .............................           2
  Common stock, $.01 par value authorized 50,000,000
   shares; issued and outstanding 11,237,660 shares ...............          31
  Treasury stock, at cost, 1,930 shares ...........................          (2)
  Additional paid-in capital ......................................       6,964
  Retained Earnings(Deficit) ......................................      (4,080)
                                                                        -------
         TOTAL EQUITY .............................................       2,915
                                                                        -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................     $ 4,419
                                                                        =======


           See notes to consolidated financial statements

                             WESTAMERICA CORPORATION
                             STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                       Three Months Ended
                                                          SEPTEMBER 30,
                                                 -------------------------------
                                                      1997             1996
                                                 ------------      ------------

REVENUES:

  Oil and gas sales ........................     $         88      $         80
  Drilling, recompletion
    and service income .....................               82                49
  Lease sales ..............................              131               146
  Interest and other .......................                6               -0-
                                                 ------------      ------------
                                                          307               275

COSTS AND EXPENSES:

  Oil and gas operations ...................              128               153
  Selling, general and administrative ......              406                72
  Depreciation, depletion and
    amortization ...........................               49                17
  Interest .................................               20                14
                                                 ------------      ------------

                                                          603               256

Net Income(Loss)from continuing operations .             (296)               19

         Loss from operations of
            discontinued business ..........              -0-               (13)
                                                 ------------      ------------

NET INCOME(LOSS) ...........................             (296)                6
Less: Preferred stock dividend .............              (50)              (45)
                                                 ------------      ------------
Net Income (Loss) ..........................     $       (346)     $        (39)
                                                 ============      ============

Net Income (Loss) applicable
 to common stock ...........................     $       (.03)     $       (.00)
                                                 ============      ============

AVERAGE SHARES OUTSTANDING .................       11,237,660         2,986,442
                                                 ============      ============





                 See notes to consolidated financial statements.

                             WESTAMERICA CORPORATION
                             STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                        Six Months Ended
                                                          SEPTEMBER 30,
                                                     1997              1996
                                                 ------------      ------------

REVENUES:
  Oil and gas sales ........................     $        111      $        140
  Drilling, recompletion
    and service income .....................              149               180
  Lease sales ..............................              131               146
  Interest and other .......................               15                 2
                                                 ------------      ------------
                                                          406               468

COSTS AND EXPENSES:

  Oil and gas operations ...................              243               277
  Selling, general and administrative ......              495               134
  Depreciation, depletion and
    amortization ...........................               78                47
  Interest .................................               34                31
                                                 ------------      ------------

                                                          850               489
                                                 ------------      ------------

Net Income(loss)from continuing operations .             (444)              (21)
                                                 ------------      ------------

         Income from operations of
           discontinued business ...........              -0-                80
                                                 ------------      ------------

NET INCOME(LOSS) ...........................             (444)               59
Less: Preferred stock dividend .............             (100)              (92)
                                                 ------------      ------------
Net Income (Loss) ..........................     $       (544)     $        (33)
                                                 ============      ============

Net Income (Loss) applicable
 to common stock ...........................     $       (.04)     $       (.02)
                                                 ============      ============

AVERAGE SHARES OUTSTANDING .................       11,237,660         2,986,442
                                                 ============      ============


                 See notes to consolidated financial statements.

                             WESTAMERICA CORPORATION
                       SIX MONTHS ENDED SEPTEMBER 30, 1997
                             STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                             Six Months Ended
                                                               SEPTEMBER 30,
                                                            1997          1996
                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss) .................................      $  (444)      $    59
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities
    Depreciation, depletion and amortization .......           78            54
    Gain on sale of assets .........................         (131)          (31)
    Decrease (Increase) in receivables .............           26           (35)
    Decrease (Increase) in inventory ...............          (51)         (107)
    Decrease (Increase) in other assets ............         (290)           21
    Decrease in accounts payable,
          drilling and well completion advances
          and accrued expenses .....................           63          (219)
    Other ..........................................          -0-            (2)
                                                          -------       -------

Net cash used in operating activities ..............         (749)         (260)
                                                          -------       -------

Cash Flows from Investing Activities

  Purchase of marketable securities ................         (115)          (59)
  Sale of marketable securities ....................         --             121
  Expenditures for property and equipment ..........         (311)         (556)
  Proceeds from discontinued business ..............          443           -0-
  Proceeds from sales of property
    and equipment ..................................          145            50
                                                          -------       -------

Net cash used provided by (used in)
  investing activities .............................          162          (444)
                                                          -------       -------

                             WESTAMERICA CORPORATION
                       SIX MONTHS ENDED SEPTEMBER 30, 1997
                             STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                  (continued)


                                                             Six Months Ended
                                                               SEPTEMBER 30,
                                                            1997          1996
                                                          -------       -------

Cash Flows from Financing Activities
    Repayment of bank borrowing ....................          (36)          (44)
    Increase in bank borrowing .....................           14           -0-
    Increase (Decrease) in notes payable
          to stockholders ..........................          (73)          121
    Additional paid-in capital .....................          631           -0-
    Purchase of preferred stock ....................          (14)          -0-
    Dividends paid .................................         (100)          (90)
                                                          -------       -------

Net cash used in
  financing activities .............................          422           (13)
                                                          -------       -------
Net decrease in cash and
  cash equivalents .................................         (165)         (717)
Cash and cash equivalents, beginning
  of period ........................................          292         1,025
                                                          -------       -------
Cash and cash equivalents, end of period ...........      $   127       $   308
                                                          =======       =======

                 See notes to consolidated financial statements.

                             WESTAMERICA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)


Item 1.  Basis of Presentation.

The financial statements presented herein were prepared in accordance with the instructions to Form 10-QSB. Accordingly the statements presented do not include all the information and note disclosure required by generally accepted accounting principles. The statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10- KSB for the year ended March 31, 1997. The accompanying financial statements have not been audited by independent accountants but, in the opinion of management, contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the three months ended September 30,1997 may not be indicative of the results that may be expected for the year ending March 31, 1998.

Item 2/3.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the financial statements of WestAmerica Corporation and the notes related thereto included under Item 1 of this report.

MD&A CAPITAL RESOURCES & LIQUIDITY

Consolidated current assets increased $200,000 to $1,112,000 at September 30,1997, compared to $912,000 at June 30, 1997. Current liabilities increased $313,000 to $978,000 at September 30, 1997, compared to $665,000 at June 30,
1997. The current ratio was 1.13:7 at September 30, 1997, compared to 1.30:1 at June 30, 1997. The increase in current liabilities and decrease in the current ratio was primarily the result of an increase in prepaid drilling contract balances which were $637,000 at September 30, 1997, compared to $402,000 at June 30, 1997, an increase of $235,000 and accrued payroll of $70,000. The Registrant has sufficient liquidity to provide for foreseeable business needs.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1997, were $307,000 compared to oil and gas operating revenues of $275,000 for the three months ended September 30, 1996. The $32,000 increase in revenue was due to an increase in drilling, recompletion and service income.

Expenses attributable to oil and gas operations increased from $256,000 for the three months ended September 30, 1996, to $603,000 for the three months ended September 30, 1997. Costs and Expenses increased primarily due to a $289,000 advance for the preparation and development of the company's entry into the destination/leisure resort business, and a $45,000 increase at the oil and gas operations, which increased the selling, general and administrative expenses, and a $32,000 increase in depreciation, depletion and amortization. Net gain from oil and gas operations decreased from $19,000 for the three months ended September 30, 1996, to a net loss of $7,000 for the three months ended September 30, 1997. Sales of natural gas were curtailed during July 1997 due to a gas curtailment at the Company which purchases over 95% of the Registrant's gas production.


                                     PART II
                                OTHER INFORMATION

Item 4

On August 13, 1997, WestAmerica Corporation purchased 350 shares of Series A Preferred stock at a purchase price of $1,000 per share for a total of $350,000 of Madison Capital Markets Corporation, ("Madison"), (formerly Wolf A. Popper, Inc.), a 40 year old NASD Licensed Broker/Dealer. Additionally $100,000 was paid by WestAmerica Corporation as a investment banking fee to Madison.

Item 5

For the period August 11, 1997 through September 30, 1997, Capital Investment Partners, Inc., ("Capital") a Delaware Corporation, paid into equity the sum of $631,000 which is a partial payment towards Capital's commitment to cause the delivery of up to $4,000,000 to the Registrant by year end.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Resistant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  WESTAMERICA CORPORATION


DATE: November 7, 1997                       By:  /s/Daniel M. Boyar
                                                  ------------------
                                                  Daniel M. Boyar
                                                  Chairman, President, and
                                                  Chief (Principal)
                                                    Executive Officer,





                                                  /s/Douglas W. Moore
                                                  -------------------
                                                  Douglas W. Moore
                                                  Chief (Principal)
                                                  Financial Officer, and
                                                  Principal Accounting Officer