Form 10QSB
period 1997-12-31
WESTAMERICA CORP
filed 1998-02-17
CIK 836044

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1997                 Commission File No.  0-17538

                             WESTAMERICA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Oklahoma                                    73-1322822
--------------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporated or organization)                         Identification No.)

 7208 Sandlake Boulevard, Suite 304, Orlando, Florida       32819
--------------------------------------------------------------------------------
       (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(407) 354-3333

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]  No  [   ]

         As of December 31, 1997, the Registrant had outstanding 17,673,400 shares of Common stock, par value $.01 per share, which is the Registrant's only class of common stock.

                             WESTAMERICA CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                     For the Quarter ended December 31, 1997

                                TABLE OF CONTENTS

                                     PART I


Item 1. Consolidated Financial Statements (Unaudited)

            Balance Sheet as of December 31, 1997
            Statement of operations for three months ended
              December 31, 1997 and 1996 (Unaudited)
            Statement of operations for nine months ended
                  December 31, 1997 and 1996 (Unaudited)
            Statement of cash flows for nine months ended
                  December 31, 1997 and 1996 (Unaudited)
            Notes of Consolidated Financial Statements(Unaudited)

Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations

Signatures

                             WESTAMERICA CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                      December 31
                  ASSETS                                                  1997
                                                                        -------
CURRENT ASSETS:
  Cash and cash equivalents ......................................      $   179
 Investment ......................................................          115
  Accounts receivable:
         Oil and gas partnership .................................          340
         Trade ...................................................           66
         Other ...................................................           73
  Notes receivable ...............................................           89
  Inventories ....................................................          316
                                                                        -------
         TOTAL CURRENT ASSETS ....................................        1,178

PROPERTY AND EQUIPMENT:
  Oil and gas properties, successful
    efforts method ...............................................        5,108
  Transportation, drilling and
    other equipment ..............................................          807
  Land, buildings, furniture and equipment .......................        1,169
  Less: accumulated depreciation,
    depletion, and amortization ..................................       (3,827)
     TOTAL PROPERTY AND EQUIPMENT ................................        3,257

OTHER ASSETS:

  Other assets ...................................................          515
                                                                        -------
  TOTAL ASSETS ...................................................      $ 4,950
                                                                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion
         of long-term debt .......................................      $    87
  Accounts payable and accrued expenses ..........................          422
  Prepaid drilling and well completion contract ..................          707
 Deposits ........................................................          500
         TOTAL CURRENT LIABILITIES ...............................        1,716

DEFERRED INCOME ..................................................           27
LONG-TERM DEBT ...................................................          679

                             WESTAMERICA CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)
                                   (continued)

                                                                      December 31
                                                                          1997
                                                                        -------
STOCKHOLDERS' EQUITY:
  Preferred  stock  authorized 1,000,000 shares,
   $.01 par  value;  non voting convertible preferred stock,
   redeemable and cumulative,  outstanding 100,000
   shares. Nonvoting cumulative non-convertible series B
   preferred stock, outstanding 121,700 shares ...................            2
  Common stock, $.01 par value authorized 50,000,000
   shares; issued and outstanding 17,673,400 shares ..............          177
  Additional paid-in capital .....................................        7,187
 Retained Earnings(Deficit) ......................................       (4,838)
         TOTAL EQUITY ............................................        2,528
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................      $ 4,950
                                                                        =======


                 See notes to consolidated financial statements

                             WESTAMERICA CORPORATION
                             STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                      Three Months Ended
                                                           DECEMBER 31,
                                                -------------------------------
                                                    1997               1996
                                                ------------       ------------
REVENUES:

  Oil and gas sales ......................      $        128                 97
  Drilling, recompletion
    and service income ...................               208                195
  Lease sales ............................                27                 63
  Interest and other .....................                13                  2
                                                ------------       ------------
                                                         376                357

COSTS AND EXPENSES:

  Oil and gas operations .................               199                147
  Selling, general and administrative ....               865                132
  Depreciation, depletion and
    amortization .........................                52                 30
  Interest ...............................                18                 15
                                                ------------       ------------
                                                       1,134                324

NET GAIN (LOSS) FROM OPERATIONS ..........              (758)                33
Less preferred stock dividend ............               (50)               (45)
                                                ------------       ------------
Net Income(Loss) .........................      $       (808)      $        (12)
                                                ============       ============

Net income (loss) applicable
   to common stock .......................      $       (.04)      $       (.01)
                                                ============       ============


AVERAGE SHARES OUTSTANDING ...............        17,673,400          2,995,911
                                                ============       ============


                See notes to consolidated financial statements.

                             WESTAMERICA CORPORATION
                             STATEMENT OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       Nine Months Ended
                                                           DECEMBER 31,
                                                -------------------------------
                                                    1997               1996
                                                ------------       ------------
REVENUES:

  Oil and gas sales ......................      $        239       $        238
  Drilling, recompletion
    and service income ...................               357                376
  Lease sales ............................               158                208
  Interest and other .....................                28                  4
                                                ------------       ------------
                                                         782                826

COSTS AND EXPENSES:

  Oil and gas operations .................               442                424
  Selling, general and administrative ....             1,360                266
  Depreciation, depletion and
    amortization .........................               130                 76
  Interest ...............................                52                 47
                                                ------------       ------------
                                                       1,984                813


NET (LOSS)INCOME FROM OPERATIONS .........            (1,202)                13
Less: Preferred stock dividend ...........              (150)              (137)
                                                ------------       ------------
Net Income (Loss) ........................      $     (1,352)      $       (124)
                                                ============       ============

Net Income (Loss) ........................      $       (.07)      $       (.04)
                                                ============       ============


AVERAGE SHARES OUTSTANDING ...............        17,673,400          2,995,911
                                                ============       ============


                 See notes to consolidated financial statements.

                             WESTAMERICA CORPORATION
                       NINE MONTHS ENDED DECEMBER 31, 1997
                             STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                             Nine Months Ended
                                                                DECEMBER 31,
                                                          ---------------------
                                                            1997          1996
                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss) .................................      $(1,202)      $    83
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities
    Depreciation, depletion and amortization .......          130            96
    Gain on sale of assets .........................         (158)          (59)
    Decrease (Increase) in receivables .............           35          (191)
    Decrease (Increase) in inventory ...............          (52)         (161)
    Decrease (Increase) in other assets ............         (299)            4
    Increase in accounts payable,
          drilling and well completion advances
          and accrued expenses .....................          308           131
    Other ..........................................            0            (2)
                                                          -------       -------

Net cash used in operating activities ..............       (1,238)          (99)
                                                          -------       -------

Cash Flows from Investing Activities

  Purchase of marketable securities ................         (115)          (59)
  Sale of marketable securities ....................           64           121
  Expenditures for property and equipment ..........         (827)         (706)
  Proceeds from discontinued business ..............          443           -0-
  Proceeds from sales of property
    and equipment ..................................          180            78
  Deposit on Sale of Assets ........................          500          --
                                                          -------       -------
Net cash provided by (used in)
  investing activities .............................          245          (566)
                                                          -------       -------

Cash Flows from Financing Activities
    Repayment of bank borrowing ....................          (63)          (75)
    Increase in bank borrowing .....................          214            30
    Increase (Decrease) in notes payable
          to stockholders ..........................          (73)          152
    Proceeds from preferred stock offering .........         --             147
    Increase (Decrease) in Loans ...................          (22)         --
    Additional paid-in capital .....................          987          --
    Purchase of preferred stock ....................          (14)         --
    Dividends paid .................................         (149)         (136)
                                                          -------       -------

                             WESTAMERICA CORPORATION
                       NINE MONTHS ENDED DECEMBER 31, 1997
                             STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                             Nine Months Ended
                                                                DECEMBER 31,
                                                          ---------------------
                                                            1997          1996
                                                          -------       -------
Net cash used in
  financing activities .............................          880           118
                                                          -------       -------
Net decrease in cash and
  cash equivalents .................................         (113)         (547)
Cash and cash equivalents, beginning
  of period ........................................          292         1,025
                                                          -------       -------
Cash and cash equivalents, end of period ...........      $   179       $   478
                                                          =======       =======

                 See notes to consolidated financial statements.

                             WESTAMERICA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       NINE MONTHS ENDED DECEMBER 31, 1997
                                   (Unaudited)


Item 1.  Basis of Presentation.

The financial statements presented herein were prepared in accordance with the instructions to Form 10-QSB. Accordingly the statements presented do not include all the information and note disclosure required by generally accepted accounting principles. The statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10- KSB for the year ended March 31, 1997. The accompanying financial statements have not been audited by independent accountants but, in the opinion of management, contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the nine months ended December 31, 1997 may not be indicative of the results that may be expected for the year ending March 31, 1998.


Item 2/3.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the financial statements of WestAmerica Corporation and the notes related thereto included under Item 1 of this report.

MD&A CAPITAL RESOURCES & LIQUIDITY

Consolidated current assets increased $66,000 to $1,178,000 at December 31, 1997, compared to $1,112,000 at September 30, 1997. Current liabilities increased $799,000 to $1,716,000 at December 31, 1997, compared to $978,000 at
September 30, 1997. The increase in current liabilities was primarily the result of a receipt of $500,000 from Ed Foraker as a refundable deposit on a purchase contract for certain assets and the assumption of certain liabilities in the oil and gas subsidiary at December 31, 1997, and accrued payroll of $145,000. The Registrant has received from Capital Investment Partners, Inc. ("Capital") the assurance that Capital will fund any cash flow short fall and provide liquidity for the foreseeable future.

RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 1997, were $376,000 compared to oil and gas operating revenues of $357,000 for the three months ended December 31, 1996. The increase in revenue was due to an increase in oil and gas sales, drilling, recompletion and service income.

Expenses attributable to oil and gas operations increased $52,000 to a total of $324,000 for the three months ended December 31, 1996, to $365,000 due to cost of oil and gas operations for the three months ended December 31, 1997. Costs and Expenses increased primarily due to a $760,000 advance for the preparation and development of the company's entry into the destination/leisure resort business, and a $24,000 decrease at the oil and gas operations selling, general and administrative expenses, and a $22,000 increase in depreciation, depletion and amortization. Net gain from oil and gas operations decreased from $33,000 for the three months ended December 31, 1996, to a net gain of $11,000 for the three months ended December 31, 1997.


                                     PART II
                                OTHER INFORMATION

Item 4

A. WestAmerica Corporation, on January 8, 1998, signed a purchase agreement to acquire a 285 acre site, located on U.S. Highway 27, approximately 4 miles south of U.S. Highway 192 and 4 miles north of Federal Interstate Highway 4. The contract calls for a closing on 35 acres for $700,000 on or before June 10, 1998 with the remaining 250 acres at a cost of $5,000,000 over a one and a half year period thereafter. WestAmerica Corporation plans to develop 750 residential units (39,000 timeshare weeks), an 18 hole championship golf course, clubhouse, swimming pool, shopping arcade and other facilities on the property.

B. WestAmerica is one of several guarantors to a certain mortgage in the original principal amount of $1,267,951.40 dated May 26, 1995 in conjunction with a prior investment in a restaurant venture in New Mexico during 1995 known as B.C. Village Inn Partners, Limited Partnership. The cost of the total property securing the mortgage, including land, building and improvements, and furniture fixtures and equipment, was $1,490,467. Foreclosure proceedings were initiated on November 17, 1997 by the mortgage holders against parties other than WestAmerica as well as litigation to enforce the guarantee against the Registrant. WestAmerica intends to vigorously defend the ligation and anticipates that there is sufficient equity in the property to offset any potential liability under the mortgage guarantee.


Item 5.

A. WestAmerica issued convertible debentures to seven accredited investors for the period September 24, 1997 through December 31, 1997 and received net proceeds of $867,580. The company issued to such investors 6,435,740 shares of common stock upon conversion of the debentures.

B. WestAmerica Corporation has completed its divestiture of the subsidiary, ECC Energy Corporation ("ECC") a California Corporation, to Edward R. Foraker, of Scottsdale, Arizona, effective as of January 1, 1998. WestAmerica sold to Ed Foraker 2,072,484 shares of ECC Common Stock, representing 100% of the issued and outstanding shares of all classes of stock of ECC, which were owned by WestAmerica prior to the Purchase Date (the "Shares").

WestAmerica received $500,000 in cash from Foraker. Foraker also agreed in addition to the Purchase Price to assume and guarantee $2,000,000 for the purchase and or exchange of WestAmerica's Preferred Stock (the "WestAmerica Preferred Shareholders"). The parties agreed that the stated value of such WestAmerica Preferred Stock is $2,000,000.

C. WestAmerica Corporation (the "Registrant") and Capital Investment Partners, Inc., ("Capital") a Delaware Corporation, have agreed to extend until December 31, 1999 Capital's prior commitment to fund up to $4,000,000 in total working capital to the Registrant.

D. On August 11, 1997, the Registrant issued 9,500,000 newly issued restricted Common Shares (the "Acquisition Shares") to Capital for all of the stock of Sportsworld 2000 Resort, Inc., a Florida Corporation. 500,000 of such shares were, issued by Capital to a non-affiliated finder (and certain members of the finder's family) who introduced Capital to the Registrant and assisted in bringing about the transaction. The transaction is reflected in the December 31, 1997 Balance Sheet and the Acquisition Shares were accounted for at par value.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Resistant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       WESTAMERICA CORPORATION


DATE:   February 13, 1998                   By:        /s/Daniel M. Boyar
                                                       ------------------
                                                       Daniel M. Boyar
                                                       Chairman, President, and
                                                       Chief (Principal)
                                                       Executive Officer


                                              By:      /s/Max P. Cawal
                                                       ---------------
                                                       Max P. Cawal
                                                       Director